Form 10-Q
period 2021-03-31
Apria, Inc.
filed 2021-05-14
CIK 1735803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40052

Apria, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4937641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7353 Company Drive

Indianapolis, IN 46237

(Address of Principal Executive Offices)

(800) 990-9799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	APR	The Nasdaq Global Select Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2021, there were 35,253,200 of the registrant’s ordinary shares outstanding.

Apria, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”). Such risks and uncertainties include, but are not limited to, the following:

●	the recent novel coronavirus (“COVID-19”) pandemic and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	our Payor (as defined below) contracts, including those with organizations that represent a significant portion of our business, are subject to renegotiation or termination which could result in a decrease in our revenue and profits;
●	we depend on reimbursements by Payors, which could lead to delays and uncertainties in the reimbursement process;
●	rising cost of raw materials, supplies, and labor, as well as shortage of drivers and clinicians could adversely impact our result of operations and cash flow and our ability to timely serve patients;
●	possible changes in the mix of patients and products and services provided, as well as Payor mix and payment methodologies, could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity;
●	if we are unable to provide consistently high quality of care, our business will be adversely impacted;
●	our reliance on relatively few vendors for the majority of our patient equipment and supplies and excise taxes which are to be imposed on certain manufacturers of such items could adversely affect our ability to operate;

●	the home healthcare industry is highly competitive and fragmented, with limited barriers to entry which may make it susceptible to vertical integration by manufacturers, Payors, providers (such as hospital systems) or disruptive new entrants;
●	we may be adversely affected by consolidation among health insurers and other industry participants;
●	there is an inherent risk of liability in the provision of healthcare services; damage to our reputation or our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition, or prospects;
●	the current economic downturn, deepening of the economic downturn, continued deficit spending by the federal government or state budget pressures may result in a reduction in payments and covered services;
●	changes in home healthcare technology and/or product and therapy innovations may make the services we currently provide obsolete or less competitive;
●	reductions in Medicare, Medicaid and commercial Payor reimbursement rates could have a material adverse effect on our results of operations and financial condition;
●	if we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations;
●	we have been, are and could become the subject of federal and state investigations and compliance reviews;
●	if we fail to maintain required licenses, certifications, or accreditation, or if we do not fully comply with requirements to provide notice to or obtain approval from regulatory authorities due to changes in our ownership structure or operation, it could adversely impact our operations;
●	a cyber-attack, a security breach, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business; and
●	our Sponsor (as defined below) and its affiliates control us and their interests may conflict with ours or yours in the future.

We urge you to carefully consider the foregoing summary together with the risks discussed in Part I, Item 1A. Risk Factors of the Form 10-K and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.apria.com) and our corporate Facebook (www.facebook.com/ ApriaHealthcareCareers), LinkedIn (www.linkedin.com/company/Apria-Healthcare), Vimeo (www.vimeo.com/Apria, www.vimeo.com/ApriaCareers, and www.vimeo.com/ApriaMarketing) and YouTube (www.youtube.com/channel/ UCQSJ0Hrf1LJGT3_L6TlDEFQ/featured) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

APRIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$170,829	$195,197
Accounts receivable	78,762	74,774
Inventories	6,194	6,680
Prepaid expenses and other current assets	31,441	24,003
TOTAL CURRENT ASSETS	287,226	300,654
PATIENT EQUIPMENT, less accumulated depreciation of $358,879 and $356,888 as of March 31, 2021 and December 31, 2020, respectively	221,777	223,972
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	24,880	25,419
INTANGIBLE ASSETS, NET	61,353	61,497
OPERATING LEASE RIGHT-OF-USE ASSETS	56,579	57,869
DEFERRED INCOME TAXES, NET	13,409	18,258
OTHER ASSETS	19,191	17,315
TOTAL ASSETS	$684,415	$704,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$103,580	$116,886
Accrued payroll and related taxes and benefits	44,088	55,628
Other accrued liabilities	37,768	33,513
Deferred revenue	25,401	25,821
Current portion of operating lease liabilities	23,341	23,977
Current portion of long-term debt	20,833	20,833
TOTAL CURRENT LIABILITIES	255,011	276,658
LONG-TERM DEBT, less current portion	371,426	376,389
OPERATING LEASE LIABILITIES, less current portion	34,660	35,358
OTHER NONCURRENT LIABILITIES	42,287	42,924
TOTAL LIABILITIES	703,384	731,329
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value: 100,000,000 authorized; no shares issued as of March 31, 2021 and February 10, 2021 (Note 1)
Common stock, $0.01 par value: 1,000,000,000 authorized; 35,210,915 shares issued and outstanding as of March 31, 2021 and February 10, 2021 (Note 1)	352	—
Additional paid-in capital	956,567	954,087
Accumulated deficit	(975,888)	(980,432)
TOTAL STOCKHOLDERS’ DEFICIT	(18,969)	(26,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$684,415	$704,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenues:
Fee-for-service arrangements	$218,354	$213,362
Capitation	56,920	55,864
TOTAL NET REVENUES	275,274	269,226
Costs and expenses:
Cost of net revenues:
Product and supply costs	53,315	49,064
Patient equipment depreciation	25,726	25,081
Home respiratory therapists costs	4,058	5,082
Other	3,819	5,127
TOTAL COST OF NET REVENUES	86,918	84,354
Selling, distribution and administrative	177,288	174,643
TOTAL COSTS AND EXPENSES	264,206	258,997
OPERATING INCOME	11,068	10,229
Interest expense	3,016	1,687
Interest income	(55)	(291)
INCOME BEFORE INCOME TAXES	8,107	8,833
Income tax expense	3,563	2,394
NET INCOME	$4,544	$6,439

	February 10, 2021
	through
	March 31, 2021
Basic and diluted earnings per share:
Net income attributable to common stockholders	$3,005
Weighted average common shares outstanding:
Basic	35,210,915
Diluted	37,732,994
Net income per common share:
Basic	$0.09
Diluted	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(In thousands, except share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	—	$—	—	$—	$954,087	$(980,432)	$(26,345)
IPO Transactions (Note 1)	—	—	35,210,915	352	(352)	—	—
Distributions	—	—	—	—	(212)	—	(212)
Stock-based compensation	—	—	—	—	3,044	—	3,044
Net income	—	—	—	—	—	4,544	4,544
Balance as of March 31, 2021 (unaudited)	—	$—	35,210,915	$352	$956,567	$(975,888)	$(18,969)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	$1,161,087	$(1,026,571)	$134,516
Stock-based compensation	—	—	—	—	479	—	479
Net income	—	—	—	—	—	6,439	6,439
Balance as of March 31, 2020 (unaudited)	—	$—	—	$—	$1,161,566	$(1,020,132)	$141,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$4,544	$6,439
Items included in net income not requiring cash:
Depreciation	28,819	28,503
Amortization of intangible assets	794	144
Non-cash lease expense	6,886	6,904
Deferred income taxes	4,849	2,625
Stock-based compensation	3,044	479
Amortization of deferred debt issuance costs	271	123
Loss on sale of patient equipment and other	1,684	1,217
Changes in operating assets and liabilities:
Accounts receivable	(3,988)	(3,041)
Inventories	486	(967)
Prepaid expenses and other assets	(9,313)	(4,626)
Accounts payable	(6,424)	(14,582)
Accrued payroll and related taxes and benefits	(11,540)	(14,730)
Operating lease liabilities	(6,929)	(7,438)
Deferred revenue	(420)	1,351
Legal reserve	1,250	2,000
Accrued expenses	1,036	1,103
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,049	5,504
INVESTING ACTIVITIES
Purchases of patient equipment and property, equipment and improvements	(34,790)	(25,164)
Proceeds from sale of patient equipment and other	3,814	4,852
Cash paid for acquisition	(390)	—
NET CASH USED IN INVESTING ACTIVITIES	(31,366)	(20,312)
FINANCING ACTIVITIES
Payments on asset financing	(2,843)	(7,563)
Payments on debt	(5,208)	—
NET CASH USED IN FINANCING ACTIVITIES	(8,051)	(7,563)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,368)	(22,371)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,197	74,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,829	$52,320

SUPPLEMENTAL DISCLOSURES—See Note 3 – Debt and Note 5 – Income Taxes for a discussion of cash paid for interest and income taxes, respectively.

NONCASH INVESTING AND FINANCING TRANSACTIONS—Purchases of patient equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective period. Such amounts are included in the following period’s purchases. Unpaid purchases were $49.1 million and $55.1 million as of March 31, 2021 and December 31, 2020, respectively. Unpaid purchases include $16.9 million and $15.7 million of patient equipment and property, equipment and improvements acquired under extended payment terms as of March 31, 2021 and December 31, 2020, respectively. See Note 6 for a discussion of right-of-use assets obtained in exchange for new operating lease liabilities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. These unaudited condensed consolidated financial statements include the accounts of Apria, Inc. (the “Company”) and its subsidiaries. The Company had no items of other comprehensive income; as such, its comprehensive income is the same as the net income for all periods presented. Intercompany transactions and accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the consolidated results for these periods. Interim period results are not necessarily indicative of the results that may be expected for the full fiscal year.

In connection with the completion of Apria, Inc.’s (the “Company”) initial public offering (the “IPO” or “offering”), the Company underwent a reorganization transaction (see Initial Public Offering) and Apria Healthcare Group Inc. (Apria Healthcare Group) became an indirect wholly owned subsidiary of the Company on February 10, 2021. As a result of the reorganization transaction, the Company directly or indirectly owns all of the equity interests in Apria Healthcare Group and is the holding company of our business. The merger was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the merger at their historical carrying amounts as reflected in the historical consolidated financial statements of Apria Healthcare Group, the accounting predecessor. Furthermore, prior to the offering, our business was conducted through Apria Healthcare Group which did not have a common capital structure with Apria, Inc. and therefore, we have not presented the historical capital structure of Apria Healthcare Group within the financial statements. As such, we computed EPS for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. We have defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through March 31, 2021. See below for a discussion of the reorganization transaction and earnings per share calculations.

Company Background—Apria, Inc., a Delaware corporation formed on March 22, 2018, is the financial reporting entity following our IPO in February 2021.

The Company operates in the home health care segment of the health care industry, providing a variety of high-quality clinical patient care management programs, related products and supplies as prescribed by a physician and/or authorized by a case manager as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 300 branch, distribution and other locations, which are located throughout the United States. The Company provides services and products in one operating segment: home respiratory therapy/home medical equipment. The Company provides patients in their homes with products and services which are primarily paid for by a third-party payor, such as Medicare, Medicaid, a managed care plan or another third-party insurer. Sales are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

Initial public offering— In February 2021, the Company completed an underwritten offering (in which entities associated with The Blackstone Group Inc. (the “selling stockholders”) sold an aggregate of 8,625,000 shares of common stock, including 1,125,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the shares sold by the selling stockholders and the Company incurred offering related expenses of approximately $6.0 million, which were incurred and paid on the Company’s behalf prior to the offering by Apria Healthcare Group.

In connection with the completion of the offering, the Company underwent a reorganization transaction. On February 10, 2021, a newly formed indirect subsidiary of the Company merged with and into Apria Healthcare Group, with Apria Healthcare Group surviving. As a result, Apria Healthcare Group became an indirect wholly owned subsidiary of the Company. Our shareholders who previously held their ownership interest prior to the IPO through Apria Holdings LLC (“Holdings”) (as the 100% direct owner of Apria Healthcare Group) received an aggregate of 35,210,915 shares of newly issued common stock of the Company with a par value of $0.01 per share.

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

Use of Accounting Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Among the significant estimates affecting the unaudited condensed consolidated financial statements are those related to revenue recognition and the resulting accounts receivable, self-insurance reserves, long-lived assets, stock-based compensation, legal reserves and income taxes.

Fee-for-Service Net Revenues—Revenues are recognized under fee-for-service arrangements for equipment the Company rents to patients and sales of equipment, supplies and other items the Company sells to patients.

Rental and sale net revenues under fee-for-service arrangements disaggregated by each core service line item were:

	Three Months Ended March 31,
	2021			2020
			Total Fee-			Total Fee-
			For-			For-
(dollars in thousands)	Rental	Sale	Service	Rental	Sale	Service
Home respiratory therapy	$99,812	540	$100,352	$97,107	739	$97,846
Obstructive sleep apnea treatment	20,466	70,471	90,937	20,603	65,093	85,696
Negative pressure wound therapy	7,306	485	7,791	7,262	672	7,934
Other equipment and services	9,419	9,855	19,274	10,248	11,638	21,886
Total	$137,003	81,351	$218,354	$135,220	78,142	$213,362
	62.7%	37.3%	100.0%	63.4%	36.6%	100.0%

Rental revenues—Revenue generated from equipment that the Company rents to patients is recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. The Company evaluates the portfolio of lease contracts at lease commencement and the start of each monthly renewal period to determine if it is reasonably certain that the monthly renewal or purchase options would be exercised. The exercise of monthly renewal or purchase options by a patient has historically not been reasonably certain to occur at lease commencement or subsequent monthly renewal.

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

Capitation Revenues—Revenues are recognized under capitation arrangements with third-party payors for services and equipment for which the Company stands ready to provide to the members of these payors without regard to the actual services provided. The stand-ready obligation generally extends beyond one year. Revenue is recognized over the month that the members are entitled to health care services using the contractual rate for each covered member. The actual number of covered members may vary each month. As a practical expedient, no disclosures have been made related to the amount of variable consideration expected to be recognized in future periods under these capitation arrangements. Capitation payments are typically received in the month members are entitled to health care services. Contracts with a single national payor constituted 86% of the total capitation revenues in each of the three months ended March31, 2021 and 2020.

Concentration of Credit Risk—Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the three months ended March 31, 2021. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 20% and 1%, respectively, of total net revenues for the three months ended March 31, 2020. Contracts with two national payors each constituted 24% and 11%, of total net revenues for the three months ended March 31, 2021 and each constituted 24% and 10% of total net revenues for the three months ended March 31, 2020. No other payors represented more than 10% of the Company’s total net revenues in each of the three months ended March 31, 2021 and March 31, 2020. As of March 31, 2021 and December 31, 2020, Medicare represented greater than 10% of net accounts receivable.

Cash and Cash Equivalents—Cash is maintained with various financial institutions located throughout the United States. Cash account balances may be more than the amounts insured by the Federal Deposit Insurance Corporation; however, management believes the risk of loss to be minimal based on the credit standing of these institutions and has not experienced any losses on its cash and cash equivalents to date. Management considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Accounts Receivable—Included in accounts receivable are earned but unbilled receivables of $13.8 million and $13.1 million as of March 31, 2021 and December 31, 2020, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Patient Equipment—Patient equipment is stated at cost less depreciation and reserves for non-recoverable and obsolete patient equipment. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in the Company’s unaudited condensed consolidated statements of income within costs of net revenues as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient equipment was $25.7 million and $25.1 million for the periods ended March 31, 2021 and 2020, respectively. The reserves for non-recoverable and obsolete patient equipment were $4.0 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively.

Patient equipment is generally placed for rent; however, it could also be sold to customers. Once returned to the Company, patient equipment is assessed and repaired as necessary. Patient equipment is typically leased to subsequent patients if its condition is suitable. Upon a sale, the Company records the proceeds of the sale within net revenues and the costs related to the carrying net book value as other costs within cost of net revenues in the Company’s unaudited condensed consolidated statements of income.

Given rental income is generated from such products, purchases of patient equipment are considered an investing activity when paid soon before or after purchase, while other payments made are considered a financing activity within the unaudited condensed consolidated statements of cash flows. Certain unpaid purchases are secured by a security interest in $3.8 million and $5.1 million of patient equipment as of March 31, 2021 and December 31, 2020, respectively. The net loss from the sale of patient equipment is reported as an adjustment to net income within cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

Property, Equipment and Improvements—Property, equipment and improvements are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 1 to 15 years or, for leasehold improvements, the shorter of the useful life of the asset or the remaining life of the related lease.

Capitalized Software—Capitalized software costs related to internally developed and purchased software are included in property, equipment and improvements in the unaudited condensed consolidated balance sheets and are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Additions to capitalized internally developed software totaled $1.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense for internally developed software was $1.2 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

The Company did not record any impairment charges related to indefinite-lived intangible assets or long-lived assets for the three months ended March 31, 2021 and 2020.

Fair Value of Financial Instruments—Management is required to disclose the estimated fair value of certain assets and liabilities of financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturity. The carrying amounts of the Company’s long-term debt, including the Term Loan A Facility and Revolving Credit Facility, as of March 31, 2021, approximate fair value due to the variable rate nature of the agreements. All debt classifications represent Level 2 fair value measurements.

Leases—The Company determines if an arrangement is a lease at commencement and performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities and operating lease liabilities, less current portion, on the unaudited condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and the related liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of future lease payments. The Company uses market rates from recent secured financing to determine the IBR.

The operating lease ROU asset also includes any lease payments made to the lessor at or before the commencement date and is adjusted by any lease incentives received. Variable lease payments are not included in the operating lease liability as they cannot be reasonably estimated and are recognized in the period in which the obligation for those payments is incurred. Lease terms may include options to extend or terminate the lease and are included only when it is reasonably certain that the Company will exercise that option. For all asset classes, leases with a lease term of twelve months or less at the lease commencement date are not recorded on the unaudited condensed consolidated balance sheets, as permitted by the short-term lease exception. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material subleases. The Company does not have any leases classified as a finance leasing arrangement. As such, all leases are classified as operating leases. See further discussion at Note 6 – Leases.

Product and Supply Costs—Product and supply costs presented within total cost of net revenues are comprised primarily of the cost of supplies, equipment and accessories provided to patients.

Contract Costs—The Company pays sales commissions on fee-for-service arrangements in an effort to increase the volume of serviced patients. The Company elected to use the practical expedient to expense sales commissions as incurred since the amortization period would otherwise be less than one year. These costs are included in selling, distribution and administrative expense in the unaudited condensed consolidated statements of income.

Home Respiratory Therapists Costs—Home respiratory therapists costs presented within total cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks and, accordingly, these costs are classified within selling, distribution and administrative expenses and were $3.5 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively.

Distribution Expenses—Distribution expenses totaled $31.4 million and $31.2 million for the three months ended March 31, 2021 and 2020, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within selling, distribution and administrative expenses and may not be comparable to other companies.

Self-Insurance—Coverage for certain employee medical claims and benefits, as well as workers’ compensation, professional and general liability, and vehicle liability are self-insured. Amounts accrued for costs of workers’ compensation, medical, professional and general liability, and vehicle liability are classified as current or long-term liabilities based upon an estimate of when the liability will ultimately be paid. Amounts are recorded gross of any estimated recoverable amounts from insurance providers. The estimated recoverable amounts from insurance providers are recorded within prepaids and other current assets and other assets on the condensed consolidated balance sheets based upon an estimate of when they will be received.

Amounts accrued as current liabilities within other accrued liabilities are as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$4,811	$4,780
Professional and general liability/vehicle	3,977	3,929
Medical insurance	2,274	2,169

Amounts accrued as long-term liabilities within other noncurrent liabilities are as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$17,596	$17,691
Professional and general liability/vehicle	6,579	6,554

Stock-Based Compensation—The Company accounts for its stock-based awards in accordance with provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 718, Compensation—Stock Compensation. Subsequent to the IPO, the Company has three types of equity-based compensation awards outstanding, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and stock-settled long-term incentive plan (“LTIP”) awards.

The Company recognizes compensation expense in respect of SARs based on the fair value of the awards as measured on the grant date. Fair value is not subsequently remeasured unless the conditions on which the award was granted are modified. The determination of fair value at grant date requires the use of estimates, which are based on management’s judgment. Generally, compensation expense for each separately vesting portion of the awards is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service.

As the RSUs can be settled in either cash or shares of common stock at the election of the holder they are recorded as liability awards. The fair value is measured at the grant date and remeasured each reporting period until settlement. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered.

The IPO triggered a pre-existing provision under the Company’s 2019 LTIP pursuant to which the incentive awards will be settled in shares of the Company’s common stock. The modification of the award did not result in incremental compensation expense as the fair-value of the award was the same immediately prior to and immediately after the modification. Compensation expense is recognized on a straight-line basis over the requisite service period for each award.

Legal Reserves—The Company is involved in various legal proceedings, claims, and litigation that arise in the ordinary course of business. The Company investigates these matters as they arise and reserves for potential loss in accordance with ASC No. 450, Contingencies. Significant judgment is required in the determination of both the probability of loss and whether the amount of the loss can be reasonably estimated. Estimates are subjective and are made in consultation with internal and external legal counsel. See further discussion at Note 7 – Commitments and Contingencies.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, the Company has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, to be paid in two equal installments on December 31, 2021 and December 31, 2022. As of March 31, 2021 and December 31, 2020, $14.8 million of FICA tax payments was deferred, of which $7.4 million is included in accrued payroll and related taxes and $7.4 million is included in other noncurrent liabilities on the unaudited condensed consolidated balance sheets.

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

Net revenues for each core service line were:

	Three Months Ended
	March 31,
	2021	2020
(in thousands)
Home respiratory therapy	$114,323	$109,751
Obstructive sleep apnea treatment	114,185	109,335
Negative pressure wound therapy	10,111	10,159
Other equipment and services	36,655	39,981
Net revenues	$275,274	$269,226

Earnings per share—Prior to the IPO, our business was conducted through Apria Healthcare Group which did not have a common capital structure with Apria, Inc. In connection with the completion of the offering, the Company underwent a reorganization transaction in which Apria Healthcare Group Inc. became an LLC and a newly formed indirect subsidiary of the Company merged with and into Apria Healthcare Group, with Apria Healthcare Group surviving. As a result, Apria Healthcare Group became an indirect wholly owned subsidiary of the Company. As part of the merger Apria Healthcare Group SAR units were converted to Apria, Inc. SARs and our shareholders who previously held their ownership interest prior to the IPO through Holdings (as the 100% direct owner of Apria Healthcare Group) received newly issued common shares. The conversion ratios for SARs and the three different classes of profit interest units, which each had different preference rights as detailed in Note 4—Stock Based Compensation, were determined based on the unit value implied by the per share price of common stock sold in the IPO. See further discussion at Note 1—Summary of Significant Accounting Policies – Initial Public Offering. Based on the complex nature of the reorganization transaction, we computed EPS only on a prospective basis for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. We have defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through March 31, 2021. Basic net income per common share represents net income attributable to common shareholders for the Post-IPO period divided by the weighted-average number of common shares outstanding during the Post-IPO period. Diluted net income per common share is similar to calculating basic net income per common share, except the denominator is increased to include the dilutive effects of SARs, RSUs and LTIP except when doing so would be antidilutive.

The computation of net income per common share is presented below:

February 10, 2021
through
March 31, 2021
(in thousands, except share and per share data)
Net income attributable to common shareholders	$3,005
Basic weighted average number of common shares outstanding	35,210,915
Dilutive effect of stock-based awards	2,522,079
Diluted weighted average number of common shares outstanding	37,732,994
Basic net income per common share	$0.09
Diluted net income per common share	$0.08

The 79,988 RSUs outstanding during the Post-IPO period were not included in the calculation of diluted EPS as they were antidilutive. The 193,350 outstanding equity awards under the LTIP plan were not included in the calculation of dilutive EPS as the financial performance condition has not been met as of March 31, 2021.

Apria Healthcare Group had 992,719 basic and diluted weighted average common shares outstanding for the period of January 1, 2021 through February 10, 2021 and the three months ended March 31, 2020.

2.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2021				December 31, 2020
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(2,929)	$1,471	$4,400	$(2,880)	$1,520
Payor relationships	20.0	7,600	(4,718)	2,882	7,600	(4,623)	2,977
Subtotal		12,000	(7,647)	4,353	12,000	(7,503)	4,497
Intangible assets not subject to amortization:
Trade names	—	50,000	—	50,000	50,000	—	50,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	7,000
Subtotal		57,000	—	57,000	57,000	—	57,000
Total		$69,000	$(7,647)	$61,353	$69,000	$(7,503)	$61,497

Amortization expense was $0.8 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

(in thousands)
2021 (remainder)	$431
2022	574
2023	574
2024	574
2025	574
Thereafter	1,626

3.    DEBT

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Term Loan A	$395,833	$401,042
Less: Current portion	(20,833)	(20,833)
Less: Unamortized debt issuance costs	(3,574)	(3,820)
Total long-term debt	$371,426	$376,389

On June 21, 2019, Apria entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a Term Loan A Facility (the “TLA”) of $150.0 million and a Revolving Credit Facility (the “Revolver”) of $100.0 million. The Revolver replaced the prior asset-based revolving credit facility (the “ABL Facility”) which provided for revolving credit financing of up to $125.0 million. Proceeds from the TLA were used to fund the $175.0 million 2019 dividend payment to common stockholders and distribution to SARs holders.

On December 11, 2020, the Company entered into a Credit Facility Amendment to obtain $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to common stockholders and a $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the Credit Facility Amendment and for general corporate purposes.

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

The TLA matures on June 21, 2024 and the Company is required to make quarterly principal payments on the TLA beginning June 30, 2020. Upon entering into the Credit Facility Amendment, the amount of those quarterly principal payments was adjusted to account for the Incremental Term Loans. The table below is a summary of the expected timing of remaining principal repayments each fiscal year:

(in thousands)
2021 (remainder)	$15,625
2022	36,458
2023	41,667
2024	302,083

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

The assets of the Company and equity interest of all present and future wholly owned direct domestic subsidiaries, with certain exceptions, are pledged as collateral for the TLA and Revolver. The credit agreement contains a financial covenant requiring the Company to maintain a total net leverage ratio less than 3.50x. The credit agreement also contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Apria Healthcare Group and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, dispose of assets, pay dividends and distributions or repurchase capital stock, repay certain indebtedness, make investments and engage in certain transactions with affiliates.

As of March 31, 2021, there were $17.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $82.2 million. The Company was in compliance with all debt covenants set forth in the TLA and Revolver as of March 31, 2021.

In accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company records origination and other expenses related to certain debt issuance cost as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using the straight-line method over the stated life, which approximates the effective interest rate method. Amortization of deferred debt issuance costs are classified within interest expense in the Company’s unaudited condensed consolidated statements of income and was $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $2.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. The interest rate was 2.50% as of each of March 31, 2021 and December 31, 2020.

Interest paid on debt totaled $2.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

4.    STOCK-BASED COMPENSATION

Profit Interest Units— On October 28, 2008, Apria Healthcare Group was acquired by a wholly owned affiliate of BP Healthcare Holdings LLC (“Buyer” or “BP Healthcare”). The Buyer was controlled by private investment funds affiliated with The Blackstone Group Inc. BP Healthcare and its subsidiary, Holdings, granted equity units to certain employees, Board members and a member of a subsidiary’s Board of Directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. These equity awards were issued in exchange for services to be performed.

Profit interest units are composed of Class B and Class C units related to Holdings. Holdings also has 3,575,000 outstanding in Class A-2 units, which are senior in liquidation rights to Class B units, whereas Class B units are senior in liquidation rights to Class C units. Profit interest units are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over the employee’s requisite service period. There are no stated contractual lives for the units. The Company uses the income approach and the guideline approach to estimate enterprise value, which is utilized to assess the fair value of each instrument.

Prior to the IPO, a portion of the Class B units vested over a specified period of time, generally five years, and a portion of the outstanding performance Class B units vested as a result of a modification, which accelerated vesting. Also, prior to the IPO, all outstanding performance Class C units vested as all performance conditions were met.

In connection with the IPO, all outstanding profit interest units were converted into shares of Apria, Inc. common shares based on the value of the units implied by the per share price of common stock sold in the IPO.

Expense related to profit interest units held by holders continuing to perform services for the Company is recorded within selling, distribution and administrative expenses in the unaudited condensed consolidated statements of income and was $0.0 million for the three months ended March 31, 2021 and 2020.

The following table summarizes activity for all profit interest units for the period from December 31, 2020 to February 10, 2021, the date at which they were all converted into shares of Apria, Inc. common stock:

		Weighted-		Weighted-
		Average		Average
		Exercise	Class C	Exercise
	Class B Units	Price	Units	Price
Outstanding as of December 31, 2020	88,008,850	$0.01	2,849,092	—
Converted	(88,008,850)	(0.01)	(2,849,092)	—
Outstanding as of February 10, 2021	—	$—	—	—

No units were granted in 2021 or 2020, as profit interest units are no longer granted.

Stock Appreciation Rights—In 2015, the Company’s Board of Directors approved the Apria, Inc 2015 Stock Plan that provided for the grant of stock appreciation rights to directors, officers, employees, consultants and advisers (and prospective directors, officers, employees, consultants, and advisers) of the Company and its affiliates. These equity awards were issued in exchange for services to be performed.

The plan mandated a maximum award term of 10 years and that SARs be granted with a strike price not less than the fair market value determined as of the date of grant. SARs are measured at the grant date, based on the calculated fair value of the award and are recognized as an expense over the employee’s requisite service period. SARs granted under the plan generally vest over 60 months from the date of grant based on continued service. The contractual lives for the units are 10 years. All unvested SARs are forfeited upon employee termination. The Company accounts for forfeitures when they occur, and ultimately stock-based compensation is only recognized for awards that vest. In the event of a change in capital structure or similar event, SARs may be modified.

In connection with the IPO, Apria Healthcare Group SAR units were converted to Apria, Inc. SARs at a conversion ratio based on the value of the units implied by the per share price of common stock sold in the IPO. Further, a pre-existing provision in the SARs was triggered, under which the SARs became exercisable by the holders.

Expense related to SARs held by holders continuing to perform services for the Company is recorded within selling, distribution and administrative expenses in the unaudited condensed consolidated statements of income and was $0.5 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021, total unrecognized compensation cost related to unvested SARs was $4.5 million, which is expected to be expensed over a weighted-average period of 3.3 years.

The following table summarizes activity for all SARs for the period from December 31, 2020 to March 31, 2021:

			Weighted-
		Weighted-	Average
	Stock	Average	Remaining
	Appreciation	Exercise	Contractual
	Rights	Price	Term
Outstanding as of December 31, 2020	106,113	$220.42	7.0
Converted	3,660,115
Outstanding as of March 31, 2021	3,766,228	$6.22	6.7
Vested units as of March 31, 2021	2,260,605

The following table summarizes the activity for unvested shares for the period from December 31, 2020 to March 31, 2021:

		Weighted-
	Stock	Average
	Appreciation	Grant-Date
	Rights	Fair Value
Unvested as of December 31, 2020	45,266	$119.46
Converted	1,561,343
Vested	(100,976)	3.60
Unvested as of March 31, 2021	1,505,633	$3.35

There were no SARs granted in the three months ended March 31, 2020. As of March 31, 2021, there were no SARs available for future grants under the plan as no new equity-based awards will be granted under the Apria, Inc. 2015 Stock Plan.

Restricted Stock Units—The offering resulted in the grant of restricted stock units to the Company’s Chief Financial Officer (“CFO”). The RSUs vest in tranches, with the first tranche vesting immediately upon the completion of the offering and the remaining RSUs vesting in two equal tranches upon the six month and one-year anniversary following the offering, subject to the CFO’s continued employment. Each tranche of RSUs can be settled in either cash or shares of our common stock at the election of the CFO.

The first tranche of RSUs vested upon completion of the IPO and was settled in cash. The remaining RSUs are settleable in cash or shares at the CFO’s election, which is outside of the control of the Company. As such, the remaining RSUs were treated as liability classified awards. The fair value was measured at the grant date and will be remeasured each reporting period until settlement. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered. Expense related to RSUs is recorded within selling, distribution and administrative expenses in the unaudited condensed consolidated statement of income and was $1.9 million for the three months ended March 31, 2021. As of March 31, 2021, $0.3 million was recorded within other accrued liabilities in the unaudited condensed consolidated balance sheet. Total unrecognized compensation cost related to RSUs was $1.9 million as of March 31, 2021.

The following table summarizes activity for all RSUs for the period from December 31, 2020 to March 31, 2021:

	Restricted	Weighted-
	Stock	Average
	Units	Fair Value
Balance as of December 31, 2020	—	$—
Granted at IPO	159,976	20.00
Vested and paid at IPO	(79,988)	20.00
Unvested and outstanding as of March 31, 2021	79,988	$27.93

Long-Term Incentive Plan—The Company has a long-term cash incentive plan to incentivize free cash flow improvement and the transformational changes needed to position the Company properly for the future. The Company has awarded long-term incentive awards to executive officers and other key management employees.

The offering triggered a pre-existing provision under the Company’s 2019 LTIP pursuant to which the incentive awards will be settled in shares of the Company’s common stock. The maximum number of shares to be issued was determined by dividing the amount of each executive’s earned award by the volume-weighted average price of a share of common stock over the first 20 trading days following the offering. Awards granted under the 2019 LTIP have a maximum share count of 193,350 as of March 31, 2021. The offering was accounted for as a modification and, as such, the 2019 LTIP awards were reclassified from a liability to an equity classified award in connection with the IPO. As such, the estimated plan liability for services rendered during the term of the awards of $2.2 million, which was recorded within other noncurrent liabilities in the audited consolidated balance sheet as of December 31, 2020, was reclassed to additional paid-in capital in the unaudited condensed consolidated financial statements as of March 31, 2021.

Expense related to the LTIP is recorded within selling, distribution and administrative expenses in the unaudited condensed consolidated statements of income and was $0.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, total estimated unrecognized compensation cost related to the LTIP was $1.7 million.

The following table summarizes maximum share count activity under LTIP awards for the period from December 31, 2020 to March 31, 2021:

		Weighted-
	Long-Term	Average
	Incentive	Grant-Date
	Plan	Fair Value
Balance as of December 31, 2020	—	$—
Conversion at IPO	199,004	22.11
Forfeited	(5,654)	22.11
Balance as of March 31, 2021	193,350	$22.11

5.    INCOME TAXES

The Company’s effective tax rate was 43.9% for the three months ended March 31, 2021 compared to 27.1% for the three months ended March 31, 2020. For the three months ended March 31, 2021 the Company’s effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes and tax losses and credit carryforwards. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2021, management evaluated all positive and negative evidence related to its valuation allowance, including its three years of cumulative pretax income and its projected income, and determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred taxes of $13.4 million and $18.3 million as of March 31, 2021 and December 31, 2020, respectively, are realizable.

The Company accounts for its tax uncertainties under generally accepted accounting principles. For the three months ended March 31, 2021, no material changes occurred with respect to the Company’s tax uncertainties that would require disclosure.

The Company does not expect any material changes to its tax uncertainties within the 12-month rolling period ending March 31, 2022.

Net income tax payments were $0.7 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

6.    LEASES

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

The Company also leases certain patient equipment. Lease terms are generally twelve months or less with renewal options for additional periods. The Company also has short-term patient equipment leases with certain suppliers that are entirely variable based on equipment usage or a percentage of net revenues collected for specific products. Patient equipment lease expense is recorded in product and supply costs in the unaudited condensed consolidated statements of income in the period incurred. The Company uses the portfolio approach to review patient equipment leases.

All of the Company’s leases are classified as operating leases. The leases do not include options to purchase the underlying assets that the Company is reasonably certain to exercise. The components of lease assets and liabilities are included on the unaudited condensed consolidated balance sheets.

Significant components of lease expense were:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating lease expense	$9,151	$9,526
Variable lease expense	5,884	5,763
Short-term lease expense	501	232
Total lease expense	$15,536	$15,521

The following table summarizes supplemental information related to our operating leases:

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,580	$8,231
Right-of-use assets obtained in exchange for new operating lease liabilities	5,596	7,773
Weighted average remaining lease term	3.0 years	3.1 years
Weighted average discount rate	4.3%	5.3%

7.    COMMITMENTS AND CONTINGENCIES

Litigation—On December 18, 2020, a federal judge approved a civil and administrative settlement Apria recently entered into with the United States and state Medicaid programs in a complaint filed by three relators under the qui tam provisions of the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilators (“NIVs”). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the States of California and Illinois related to NIV covered by private insurers. The matter had been pending since 2017.

The government had alleged that Apria violated the FCA by submitting false claims seeking reimbursement for NIVs which were not being used, or not being used sufficiently, by patients, for NIVs which were being used pursuant to physician orders on a device setting which was available from other less expensive devices, and for improperly waiving co-pays to induce beneficiaries to rent NIVs. To resolve any potential liability, Apria agreed to enter into a civil settlement agreement with the government and paid $40.0 million to the federal government and the states during the year ended December 31, 2020. Apria separately agreed with the relators and paid approximately $3.6 million during the year ended December 31, 2020 to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 ILL. COMP. STAT. 92/1 et seq. Apria also agreed with the California Department of Insurance to pay $0.5 million, which is recorded as a current liability on the consolidated balance sheet as of December 31, 2020 and was paid during the three months ended March 31, 2021, to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, CAL. INS. CODE § 1871 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. The expense is included in selling, distribution and administrative expenses in the unaudited condensed consolidated statements of income and was $0.0 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

Supplier Concentration—Currently, approximately 74% of purchases for patient equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses of revenue, which could adversely affect the Company’s consolidated financial condition or operating results. In addition, from time to time, the Company enters into exclusive arrangements with certain suppliers to provide patient equipment and supplies.

Purchase Obligations—In April 2009, the Company entered into a ten-year information technology services agreement to outsource certain information systems functions. Effective February 2020, the agreement was amended a second time to extend the agreement through January 2024. If the Company terminated the agreement, the required obligation to the vendor would be approximately $4.6 million for services during the 120-day cancellation notice period plus termination fees.

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

The terms of such obligations vary by contract, and in most instances, a specific or maximum dollar amount is not explicitly stated therein. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on the unaudited condensed consolidated balance sheets for any of the periods presented.

8.    CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Change Healthcare— In December 1999, the Company entered into an agreement with Change Healthcare, a company affiliated with the Sponsor since 2011, to perform various revenue and payment cycle management functions. The Company paid Change Healthcare approximately $0.5 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. Amounts included in accounts payable were $0.6 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively.

BREIT Industrial Canyon PA1W01 LLC—In May 2018, the Company began paying BREIT Industrial Canyon, a subsidiary of Blackstone Real Estate Income Trust, Inc., which is a non-exchange traded, perpetual life real estate investment trust externally managed by an affiliate of the Sponsor, which had acquired a property for which the Company is in a lease agreement through October 2023. The Company paid BREIT Industrial Canyon approximately $0.2 million for the three months ended March 31, 2021 and 2020. The discounted operating lease liability for the remaining noncancelable lease term is $1.6 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.

Mphasis—In September 2019, the Company entered into an eighty-seven-month agreement with Mphasis, a Company affiliated with the Sponsor since 2016, to perform various technology related services previously performed by another outsource vendor. The Company has the right to terminate for convenience with a minimum three-month notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $1.2 million for services during the three-month cancellation notice period. The Company paid Mphasis approximately $1.1 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively. Amounts included in accounts payable were $1.1 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively.

Alight Solutions—In December 2019, the Company entered into an agreement with Alight Solutions, a Company affiliated with the Sponsor since 2017, to perform services related to the deployment of a new financial management system. The Company also entered into a three-year post-implementation support contract that is expected to begin prior to the end of 2021. The Company paid Alight approximately $0.4 million and $0.0 million for the three months ended March 31, 2021 and 2020, respectively. Amounts included in accounts payable were $0.2 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.

Blue Yonder— Blue Yonder provides software solutions for supply chain planning optimization. The Company paid Blue Yonder, a Company affiliated with the Sponsor, approximately $0.0 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. No amounts included in accounts payable as of March 31, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements.”

Our Company

We are a leading provider of integrated home healthcare equipment and related services in the United States. We offer a comprehensive range of products and services for in-home care and delivery across three core service lines: (1) home respiratory therapy (including home oxygen and NIV services); (2) obstructive sleep apnea (“OSA”) treatment (including CPAP and bi-level positive airway pressure devices, and patient support services); and (3) negative pressure wound therapy (“NPWT”). Additionally, we supply a wide range of home medical equipment and other products and services to help improve the quality of life for patients with home care needs. Our revenues are generated through fee-for-service and capitation arrangements with Payors for equipment, supplies, services and other items we rent or sell to patients. Through our offerings, we also provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan.

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

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material adverse impact on our consolidated operating results for the three months ended March 31, 2021, we have experienced declines in net revenues in certain services associated with elective medical procedures and the disruption in physician practices (such as commencement of new CPAP services, ventilation therapy, negative pressure wound therapy, and other equipment and services) and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, we have experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen) and increased sales in our resupply business (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders). In response, we instituted temporary cost mitigation measures such as reduced hours and management of variable labor and operating costs. In addition, as part of the CARES Act, we experienced an increase in Medicare reimbursement rates from March 6, 2020 to the end of the public health emergency and a suspension of Medicare sequestration from May 1, 2020 through December 31, 2021 (resulting in a 2% increase in Medicare payments to all providers) resulting in a temporary increase in net revenues for certain products and services. The suspension of Medicare sequestration through December 31, 2021 was just recently signed into law on April 14, 2021.

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

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. We incur product and supply costs, depreciation of patient equipment, home respiratory therapists costs and other costs in connection with providing our services:

●	Product and supply costs are comprised primarily of the cost of supplies, equipment and accessories provided to patients.
●	Patient equipment depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in our unaudited condensed consolidated statements of income within costs of net revenues as the equipment is rented to patients as part of our primary operations. Patient equipment is generally placed for rent; however, it could also be sold to customers. Upon a sale, we record the proceeds of the sale within net revenue and the cost related to the carrying net book value as other costs within cost of net revenues in our unaudited condensed consolidated statements of income.
●	Home respiratory therapists costs are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient.

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

Seasonality

Our business is sensitive to seasonal fluctuations. Our patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment or recognition of revenues. These factors may lead to lower total revenues and cash flow in the early part of the year and higher total revenues and cash flow in the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Key Performance Metrics

We regularly review key performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. We use the non-GAAP financial information of EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as key profitability measures to evaluate the business. Refer to the “Non-GAAP financial information” section below for further detail, including a table reconciling each of such measures to net income, the most directly comparable GAAP measure. The below table sets forth net income, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for each of the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$4,544	$6,439
EBITDA	$40,681	$38,876
Adjusted EBITDA	$48,275	$42,049
Adjusted EBITDA less Patient Equipment Capex	$24,743	$17,580

Results of Operations

Comparison of Three months ended March 31, 2021 and Three months ended March 31, 2020.

The following table summarizes our consolidated results of operations:

	Three Months Ended March 31,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Net revenues	$275,274	$269,226	$6,048	2.2%
Cost of net revenues, including related depreciation	86,918	84,354	2,564	3.0%
Gross margin	188,356	184,872	3,484	1.9%
Selling, distribution and administrative	177,288	174,643	2,645	1.5%
Total costs and expenses	264,206	258,997	5,209	2.0%
Operating income	11,068	10,229	839	8.2%
Interest expense	3,016	1,687	1,329	78.8%
Interest income	(55)	(291)	236	(81.1)%
Income tax expense	3,563	2,394	1,169	48.8%
Net income	$4,544	$6,439	$(1,895)	(29.4)%

Net Revenues. Net revenues for the three months ended March 31, 2021 were $275.3 million compared to $269.2 million for the three months ended March 31, 2020, an increase of $6.0 million or 2.2%. The increase in net revenues for the three months ended March 31, 2021 was primarily due to growth in home respiratory therapy and OSA treatment. The increase was partially offset by reduced demand for certain products and services associated with elective medical procedures and the disruption in physician practices (such as commencement of new CPAP services in 2020 reducing current rental volume and commencement of new ventilation therapy, negative pressure wound therapy and other equipment and services) during the COVID-19 pandemic. The increase in net revenues was also due to increased Medicare reimbursement rates from the CARES Act and the temporary suspension of Medicare sequestration, partially offset by reductions in commercial Payor reimbursement rates. Our core services comprise total net revenues as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Home respiratory therapy	$114,323	$109,751	$4,572	4.2%
OSA treatment	114,185	109,335	4,850	4.4%
NPWT	10,111	10,159	(48)	(0.5)%
Other equipment and services	36,655	39,981	(3,326)	(8.3)%
Net revenues	$275,274	$269,226	$6,048	2.2%

Net revenues for the three months ended March 31, 2021 increased primarily due to the following:

●	Home respiratory therapy. Net revenues increased 4.2% primarily due to increased volume of patients requiring oxygen therapy and increased Medicare reimbursement rates from the CARES Act and the temporary suspension of Medicare sequestration. The increase was partially offset by a reduction in commercial Payor reimbursement rates and a reduction in volume of patients requiring ventilation therapy.
●	OSA treatment. Net revenues increased 4.4% primarily due to organic growth in OSA treatment supplies and increased Medicare reimbursement rates from the CARES Act and the temporary suspension of Medicare sequestration as well as higher reimbursement levels. The increase was partially offset by lower rental volume as a result of a reduction in demand from new patient starts during 2020 due to the COVID-19 pandemic and reductions in commercial Payor reimbursement rates.
●	NPWT. Net revenues decreased 0.5% due to decreased volume related to a reduction in demand associated with elective medical procedures during the COVID-19 pandemic which was partially offset by increased Medicare reimbursement rates from the CARES Act and the temporary suspension of Medicare sequestration.
●	Other equipment and services. Net revenues decreased 8.3% primarily due to a decrease in other respiratory therapy volume partially due to reduced patient volumes and a reduction in demand associated with elective medical procedures and the disruption in physician practices during the COVID-19 pandemic.

Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the three months ended March 31, 2021. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 20% and 1%, respectively, of total net revenues for the three months ended March 31, 2020.

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. Cost of net revenues for the three months ended March 31, 2021 was $86.9 million compared to $84.4 million for the three months ended March 31, 2020, an increase of $2.6 million or 3.0%. The increase in cost of net revenues for the three months ended March 31, 2021 was primarily due to increased product and supply costs and increased patient equipment depreciation offset by lower other costs and lower home respiratory therapists costs as described below. Our cost of net revenues was as follows:

	Three Months Ended March 31,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Product and supply costs	$53,315	$49,064	$4,251	8.7%
Patient equipment depreciation	25,726	25,081	645	2.6%
Home respiratory therapists costs	4,058	5,082	(1,024)	(20.1)%
Other	3,819	5,127	(1,308)	(25.5)%
Total cost of net revenues	$86,918	$84,354	$2,564	3.0%

Product and supply costs increased primarily to support increased volume in OSA treatment supplies and oxygen therapy as well as an increase in reserves for non-recoverable patient equipment.

Patient equipment depreciation costs increased primarily as a result of equipment purchases to support increased volume in oxygen therapy.

Home respiratory therapists costs decreased primarily due to reduced demand in certain services associated with elective medical procedures and the disruption in physician practices, as well as operational efficiencies during the COVID-19 pandemic.

Other costs decreased as a result of lower net book value of OSA treatment equipment at time of sale or title transfer driven by contractual requirements.

Gross margin. Gross margin for the three months ended March 31, 2021 was 68.4% compared to 68.7% for the three months ended March 31, 2020, a decrease of 30 basis points. The gross margin decrease was driven by an increase in reserves for non-recoverable patient equipment, increased patient equipment depreciation and reductions in commercial Payor reimbursement rates, which was partially offset by increased Medicare reimbursement rates from the CARES Act and the temporary suspension of Medicare sequestration.

Selling, Distribution and Administrative. Selling, distribution and administrative expenses for the three months ended March 31, 2021 were $177.3 million compared to $174.6 million for the three months ended March 31, 2020, an increase of $2.6 million or 1.5%. Selling, distribution and administrative expenses for the three months ended March 31, 2021 were 64.4% of total net revenues compared to 64.9% of total net revenues for the three months ended March 31, 2020. The increase in dollars was primarily due to variable costs associated with volume growth, one-time costs associated with our IPO, increased stock compensation expense primarily due to the issuance of RSUs to the Company’s CFO, a legal settlement and increased costs associated with being a public company. The increase in dollars was partially offset by a reduction in salaries and wages as a result of a reduction in overall headcount associated with operational efficiencies and a reduction in expense associated with the prior year settlement of a series of civil investigative demands. See Note 7 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information.

Income Tax Expense. Income tax expense for the three months ended March 31, 2021 was $3.6 million compared to $2.4 million for the three months ended March 31, 2020, an increase of $1.2 million or 48.8%. Our effective tax rate was 43.9% and 27.1% for the three months ended March 31, 2021 and 2020, respectively. The change in income tax expense was primarily a result of an increase in non-deductible executive compensation, which was treated as a discrete item in the current quarter. For the three months ended March 31, 2021, the effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation.

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

On December 11, 2020, we entered into the Credit Facility Amendment to incur $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to our stockholders and $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the Credit Facility Amendment and for general corporate purposes. We also declared and paid a $175.0 million dividend to common stockholders and SARs holders payable in June 2019 and a $75.0 million dividend to common stockholders in July 2018. We have no current plans to pay dividends on our common stock.

As permitted under the CARES Act, we have elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. The amount deferred as of March 31, 2021 was $14.8 million.

Cash Flow. The following table presents selected data from our unaudited condensed consolidated statement of cash flows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$15,049	$5,504
Net cash used in investing activities	(31,366)	(20,312)
Net cash used in financing activities	(8,051)	(7,563)
Net decrease in cash and cash equivalents	(24,368)	(22,371)
Cash and cash equivalents at beginning of period	195,197	74,691
Cash and cash equivalents at end of period	$170,829	$52,320

Comparison of Three months ended March 31, 2021 and March 31, 2020. Net cash provided by operating activities for the three months ended March 31, 2021 was $15.0 million compared to $5.5 million for the three months ended March 31, 2020, an increase of $9.5 million. The increase in net cash provided by operating activities was primarily the result of the following:

●	$6.4 million increase in non-cash items primarily due to increase in stock compensation and use of deferred tax assets; and
●	$5.1 million increase in cash provided by the change in operating assets and liabilities, due primarily to the decrease in cash used for accounts payable of $8.2 million and accrued payroll and related taxes and benefits of $3.2 million offset by an increase in cash used for prepaid expenses and other assets of $4.7 million and deferred revenue of $1.9 million; partially offset by

●	$1.9 million decrease in net income.

Net cash used in investing activities for the three months ended March 31, 2021 was $31.4 million, compared to $20.3 million for the three months ended March 31, 2020, an increase in cash used of $11.1 million. The primary use of funds in the three months ended March 31, 2021 was $34.8 million to purchase patient equipment and property, equipment and improvements, which was partially offset by proceeds from the sale of patient equipment and other of $3.8 million. The primary use of funds in the three months ended March 31, 2020 was $25.2 million to purchase patient equipment and property, equipment and improvements, which was partially offset by proceeds from the sale of patient equipment and other of $4.9 million.

Net cash used in financing activities for the three months ended March 31, 2021 was $8.1 million compared to $7.6 million for the three months ended March 31, 2020, an increase of cash used of $0.5 million. Net cash used in financing activities for the three months ended March 31, 2021 primarily reflected payments on long-term debt of $5.2 million and payments on asset financing of $2.8 million. Net cash used in financing activities for the three months ended March 31, 2020 primarily reflected payments on asset financing of $7.6 million.

Non-GAAP Financial Information.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. EBITDA is a non-GAAP measure that represents net income for the period before the impact of interest income, interest expense, income taxes, and depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures, tax positions, the cost and age of tangible assets and the extent to which intangible assets are identifiable. Adjusted EBITDA is a non-GAAP measure that represents EBITDA before certain items that impact comparison of the performance of our business either period-over-period or with other businesses. We use Adjusted EBITDA as a key profitability measure to assess the performance of our business. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our business.

Adjusted EBITDA less Patient Equipment Capex is a non-GAAP measure that represents Adjusted EBITDA less purchases of patient equipment net of dispositions (“Patient Equipment Capex”). For purposes of this metric, Patient Equipment Capex is measured as the value of the patient equipment received less the net book value of dispositions of patient equipment during the accounting period. We use Adjusted EBITDA less Patient Equipment Capex as a key profitability measure to assess the performance of our business because our business require significant capital expenditures to maintain its patient equipment fleet. Some equipment transfers title to patients’ ownership after a prescribed number of fixed monthly rental periods due to contractual commitments. Equipment that does not transfer title wears out or oftentimes is not recovered after a patient’s use of the equipment terminates. We believe that Adjusted EBITDA less Patient Equipment Capex should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our business.

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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$4,544	$6,439
Interest expense, net	2,961	1,396
Income tax expense	3,563	2,394
Depreciation and amortization	29,613	28,647
EBITDA	$40,681	$38,876
Strategic transformation initiatives:
Simplify(a)	$—	$50
Financial system(b)	359	516
Other initiatives(c)	—	33
Stock-based compensation one-time award at IPO(d)	1,949	—
Stock-based compensation(e)	769	574
Legal settlements(f)	1,750	2,000
Offering costs(g)	2,767	—
Adjusted EBITDA	$48,275	$42,049
Patient Equipment Capex	(23,532)	(24,469)
Adjusted EBITDA less Patient Equipment Capex	$24,743	$17,580

(a)	Simplify represents one-time advisory fees and implementation costs associated with a key 2019 business transformation initiative focused on shifting to a patient-centric platform and optimizing end-to-end customer service.
(b)	Costs associated with the implementation of a new financial system.
(c)	Other initiatives include one-time costs associated with customer service initiatives.
(d)	The offering resulted in a one-time RSU grant to the Company’s CFO. The RSUs vest in tranches and are classified as liability awards since each tranche of RSUs can be settled in either cash or shares of our common stock at the CFO’s election. The first tranche of RSUs vested upon completion of the IPO and was settled in cash.

Compensation expense for the remaining tranches is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered until settlement.
(e)	Stock-based compensation has historically been granted to certain of our employees in the form of profit interest units of our parent and SARs. For time-based vesting awards, we recognize a non-cash compensation expense based on the fair value of the awards determined at the date of grant over the requisite service period. Stock compensation also includes expense related to the Company’s LTIP which will be settled in stock.
(f)	In 2021, the amount represents the final settlement amount of a claim brought under the Private Attorneys General Act of California. In 2020, the amount represents the increase in the settlement amount in relation to a series of civil investigative demands from the United States Attorney’s Office for the Southern District of New York. See Note 7 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information.
(g)	Offering costs represent one-time costs relating to preparation for our IPO. As the Company did not receive any proceeds from the offering, these costs were expensed as incurred in selling, distribution and administrative expenses in the unaudited condensed consolidated statements of income.

Contractual Obligations. There were no material changes to our contractual obligations from what we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Accounts Receivable. Accounts receivable increased to $78.8 million as of March 31, 2021 from $74.8 million at December 31, 2020, an increase of $4.0 million. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, net by the rolling average of total net revenues) were 33 days at March 31, 2021 compared to 29 days at December 31, 2020. The increase in accounts receivable for the three months ended March 31, 2021 was primarily due to seasonality of patient deductibles.

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $13.8 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required Payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

Long-Term Debt. On June 21, 2019, we entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a Term Loan A Facility of $150.0 million and a Revolving Credit Facility of $100.0 million. The Revolver replaced the prior ABL Facility which provided for revolving credit financing of up to $125.0 million. Proceeds from the TLA were used to fund a $175.0 million dividend payment to common stockholders and distribution to SARs holders. On December 11, 2020, we entered into the Credit Facility Amendment to obtain $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to our stockholders and $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the Credit Facility Amendment and for general corporate purposes.

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

The TLA matures on June 21, 2024 and we are required to make quarterly principal payments on the TLA beginning June 30, 2020. Upon entering into the Credit Facility Amendment the amount of those quarterly principal payments was adjusted to account for the Incremental Term Loans. We expect to refinance, renew or replace the TLA prior to its maturity in June 2024 or to repay it with cash from operations. The table below is a summary of the expected timing of remaining principal repayments each fiscal year:

(in thousands)
2021 (remainder)	$15,625
2022	36,458
2023	41,667
2024	302,083

The credit agreement encompassing the TLA and Revolver permits, subject to certain exceptions, an increase in our TLA or our Revolver, as well as the ability to incur additional indebtedness, as long as it does not exceed a total net leverage ratio of 3.00x. The credit agreement requires mandatory prepayments upon the occurrence of certain events, such as dispositions and casualty events, subject to certain exceptions. The TLA or Revolver may be voluntarily prepaid at any time without any premium or penalty.

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

As of March 31, 2021, no amounts were outstanding under the Revolver, there were $17.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $82.2 million. We were in compliance with all debt covenants set forth in the TLA and Revolver as of March 31, 2021.

In accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, we record origination and other expenses related to certain debt issuance cost as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using the straight-line method over the stated life, which approximates the effective interest rate method. The unamortized debt issuance costs related to the ABL Facility dated November 2, 2018 were expensed as a result of the new credit agreement. Amortization of deferred debt issuance costs are classified within interest expense in our unaudited condensed consolidated statements of income and was $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $2.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. The interest rate was 2.50% as of March 31, 2021 and

December 31, 2020. Interest paid on debt totaled $2.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in the Company’s critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the Credit Facility. Our letter of credit fees and interest accrued on our debt borrowings carry a floating interest rate which is tied either Adjusted LIBOR or Alternative Base Rate plus their respective applicable margin and therefore are exposed to changes in interest rates. As of March 31, 2021, there was $395.8 million outstanding on the TLA, $17.8 million outstanding letters of credit, and additional availability under the Revolver, net of letters of credit outstanding, was $82.2 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Item 1 can be found under Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2020 Form 10-K. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Recent Executive and Director Compensation Decisions

Executive Compensation

In February 2021, we retained Aon plc (“Aon”) to support the oversight and management of our executive compensation program. Aon has performed a variety of work, including but not limited to: assisting in the development of a market-based director compensation program, conducting a review of the competitiveness of our executive compensation program, evaluating a post-IPO long-term equity incentive award program and developing stock ownership guidelines.  The compensation committee reviewed and evaluated each of these areas by reference to data from a peer group composed of the following 13 companies:

Peer Group
AdaptHealth Corp.	Invacare Corp.
Amedisys, Inc.	LHC Group, Inc.
AMN Healthcare Services	National Healthcare Corp.
Chemed Corp.	Premier, Inc.
The Ensign Group, Inc.	ModivCare Inc.
Five Star Senior Living Inc.	ResMed Inc.
Surgery Partners, Inc.

Compensation Adjustments. As noted above, in May 2021, with the assistance of the Aon, we conducted a review of the competitiveness of our executive compensation program. With Aon’s assistance, we compared total direct compensation (i.e., sum of base salary, short-term incentive cash compensation and the value of long-term incentives) against both our peer group data and market data provided by Aon and used it as a reference point to provide a framework for fiscal 2021 executive compensation decisions. In order to meet our goal of generally setting total target direct compensation for our executive officers at the peer group median, we determined it was appropriate to increase the base salaries for Mr. Starck and Ms. Morris, effective May 31, 2021, as follows: Mr. Starck (from $594,500 to $650,000) and Ms. Morris (from $425,000 to $475,000). In addition, Mr. Starck’s target bonus opportunity under our Executive Bonus Plan was increased from 100% of base salary to 120% of base salary, prorated for 2021. We also determined that target long-term incentive awards for the named executive officers, which is based upon a percentage of base salary, will be as follows: Mr. Stark (250% of base salary), Ms. Morris (150% of base salary), Mr. Litkovitz (70% of base salary), and Mr. Walker (70% of base salary).

New Long-Term Incentive Program.  In May 2021, with the assistance of Aon, we also approved a new long-term equity incentive program, which is expected to commence May 2021. After reviewing the market data provided by Aon, we intend to provide an equal mix of time-based restricted stock units and performance stock units. The time-based restricted stock units will generally vest in equal annual installments on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date. The performance stock units will generally vest upon completion of the three-year performance period, subject to the executive’s continued employment through the applicable vesting date, if the applicable performance goals, which are expected to be based Adjusted EBITDA less Patient Equipment Capex, are attained.

Director Compensation

In May 2021, we analyzed competitive market data provided by Aon relating to director compensation programs, including both cash retainers, equity awards and stock ownership guidelines. These compensation elements were benchmarked against the same 13-company peer group that was used to evaluate executive compensation pay levels and program design described above. As a result of the analysis, we have developed a market-competitive director compensation program for our non-employee, non-Sponsor affiliated directors. The program will provide eligible directors with an annual compensation package consisting of $90,000 as an annual cash retainer (payable quarterly in arrears) and $150,000 in value of restricted stock units (payable annually). The restricted stock units will generally vest in full on the first anniversary of the grant date.

As part of this program, the independent chairperson of the Board will receive an additional $100,000 in cash or restricted stock units (at the election of the director). The respective chairpersons of the Audit Committee, Compliance Committee, Compensation Committee, and Nominating & Corporate Governance Committee (unless such chairperson is also the chairperson of the Board) will receive an additional $22,000, $20,000, $15,000, and $12,000, respectively. Members of the Audit Committee, Compliance Committee, Compensation Committee, and Nominating & Corporate Governance Committee (excluding the committee chairperson) receive an annual cash retainer of $11,000, $10,000, $7,500 and $6,000, respectively.

Stock Ownership Guidelines

We also expect to adopt stock ownership guidelines for our senior executives and our non-employee, non-Sponsor affiliated directors.

Each of our named executive officers will expected to own stock in the following amounts:

Chief Executive Officer	5 times base salary
All other Named Executive Officers	2 times base salary

Each of our non-employee, non-Sponsor affiliated directors will be required to own stock in an amount equal to four times his or her annual cash retainer. Anyone who does not meet the threshold will be required to retain 50% of stock acquired through the exercise or vesting of equity awards made by the Company.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)
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

10.3	Apria, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on February 12, 2021)
10.4

Form of Restricted Stock Unit Agreement for Debra L. Morris under Apria, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2021)

10.5	Apria, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on February 12, 2021)
10.6

Form of Omnibus Amendment to the Stock Appreciation Rights Agreement under the Apria, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2021)†

10.7

Master Reorganization Agreement, dated as of February 10, 2021, by and among Apria, Inc., Apria Holdings LLC, Apria Healthcare Group Inc., Apria MergerSub Inc., BP Healthcare Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on February 9, 2021)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 13, 2021

APRIA, INC.

By:	/s/ Daniel J. Starck
Name: Daniel J. Starck
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Debra L. Morris
Name: Debra L. Morris
Title: Chief Financial Officer
(Principal Financial Officer)