Form 10-Q
period 2021-06-30
Apria, Inc.
filed 2021-08-06
CIK 1735803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40053

Apria, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4937641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7353 Company Drive

Indianapolis, Indiana 46237

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

As of July 28, 2021, there were 35,256,478 shares of the registrant’s common stock outstanding.

Apria, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2021

Apria, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2021

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

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) and Part II, Item 1A. “Risk Factors” in this report. Such risks and uncertainties include, but are not limited to, the following:

●	the novel coronavirus (“COVID-19”) pandemic, including the emergence of variant strains of the virus, and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	our contracts with third-party healthcare payors, including government and commercial payors (“Payors”), including those with organizations that represent a significant portion of our business, are subject to renegotiation or termination which could result in a decrease in our revenue and profits;
●	we depend on reimbursements by Payors, which could lead to delays and uncertainties in the reimbursement process;
●	rising cost of materials, equipment, and labor, as well as shortage of drivers and clinicians could adversely impact our result of operations and cash flow and our ability to timely serve patients;
●	possible changes in the mix of patients and products and services provided, as well as Payor mix and payment methodologies, could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity;
●	recalls of any of our products, or the discovery of serious safety issues with our products could have a significant adverse impact on our business;
●	if we are unable to provide consistently high quality of care, our business will be adversely impacted;

●	our reliance on relatively few vendors for the majority of our patient equipment and supplies and excise taxes which are to be imposed on certain manufacturers of such items could adversely affect our ability to operate;
●	the home healthcare industry is highly competitive and fragmented, with limited barriers to entry which may make it susceptible to vertical integration by manufacturers, Payors, providers (such as hospital systems) or disruptive new entrants;
●	we may be adversely affected by consolidation among health insurers and other industry participants;
●	there is an inherent risk of liability in the provision of healthcare services; damage to our reputation or our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition, or prospects;
●	the current economic uncertainty, deepening of any economic downturn, continued deficit spending by the federal government or state budget pressures may result in a reduction in payments and covered services;
●	changes in home healthcare technology and/or product and therapy innovations may make the services we currently provide obsolete or less competitive;
●	reductions in Medicare, Medicaid and commercial Payor reimbursement rates could have a material adverse effect on our results of operations and financial condition;
●	if we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations;
●	we have been, are and could become the subject of federal and state investigations and compliance reviews;
●	if we fail to maintain required licenses, certifications, or accreditation, or if we do not fully comply with requirements to provide notice to or obtain approval from regulatory authorities due to changes in our ownership structure or operation, it could adversely impact our operations;
●	a cyber-attack, a security breach, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996, consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business; and
●	affiliates of The Blackstone Group Inc. (our “Sponsor”) are our current majority owners and their interests may conflict with ours or yours in the future.

We urge you to carefully consider the foregoing summary together with the risks discussed in Part I, Item 1A. “Risk Factors” of the 2020 Form 10-K and both Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

APRIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$205,944	$195,197
Accounts receivable	77,640	74,774
Inventories	6,919	6,680
Prepaid expenses and other current assets	27,374	24,003
TOTAL CURRENT ASSETS	317,877	300,654
PATIENT EQUIPMENT, less accumulated depreciation of $355,184 and $356,888 as of June 30, 2021 and December 31, 2020, respectively	216,869	223,972
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	24,553	25,419
INTANGIBLE ASSETS, NET	61,209	61,497
OPERATING LEASE RIGHT-OF-USE ASSETS	58,384	57,869
DEFERRED INCOME TAXES, NET	6,681	18,258
OTHER ASSETS	18,482	17,315
TOTAL ASSETS	$704,055	$704,984

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$104,174	$116,886
Accrued payroll and related taxes and benefits	45,251	55,628
Other accrued liabilities	38,284	33,513
Deferred revenue	26,820	25,821
Current portion of operating lease liabilities	23,139	23,977
Current portion of long-term debt	26,042	20,833
TOTAL CURRENT LIABILITIES	263,710	276,658
LONG-TERM DEBT, less current portion	361,277	376,389
OPERATING LEASE LIABILITIES, less current portion	36,812	35,358
OTHER NONCURRENT LIABILITIES	40,583	42,924
TOTAL LIABILITIES	702,382	731,329
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value: 100,000,000 authorized; no shares issued as of June 30, 2021 and February 10, 2021 (Note 1)
Common stock, $0.01 par value: 1,000,000,000 authorized; 35,256,256 and 35,210,915 shares issued and outstanding as of June 30, 2021 and February 10, 2021, respectively (Note 1)	353	—
Additional paid-in capital	956,632	954,087
Accumulated deficit	(955,312)	(980,432)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,673	(26,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$704,055	$704,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Fee-for-service arrangements	$229,167	$212,822	$447,521	$426,184
Capitation	57,112	56,120	114,032	111,984
TOTAL NET REVENUES	286,279	268,942	561,553	538,168
Costs and expenses:
Cost of net revenues:
Product and supply costs	50,599	47,307	103,914	96,371
Patient equipment depreciation	25,159	25,655	50,885	50,736
Home respiratory therapists costs	4,264	3,780	8,322	8,862
Other	4,726	4,125	8,545	9,252
TOTAL COST OF NET REVENUES	84,748	80,867	171,666	165,221
Selling, distribution and administrative	169,275	174,793	346,563	349,436
TOTAL COSTS AND EXPENSES	254,023	255,660	518,229	514,657
OPERATING INCOME	32,256	13,282	43,324	23,511
Interest expense	2,928	1,243	5,944	2,930
Interest income	(36)	(87)	(91)	(378)
INCOME BEFORE INCOME TAXES	29,364	12,126	37,471	20,959
Income tax expense	8,788	3,997	12,351	6,391
NET INCOME	$20,576	$8,129	$25,120	$14,568

	Three		February 10, 2021
	Months Ended		through
	June 30, 2021		June 30, 2021
Basic and diluted earnings per share:
Net income attributable to common stockholders	$20,576		$23,581
Weighted average common shares outstanding:
Basic	35,238,773		35,228,894
Diluted	38,067,371		37,980,369
Net income per common share:
Basic	$0.58		$0.67
Diluted	$0.54		$0.62

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Three Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2021 (unaudited)	—	$—	35,210,915	$352	$956,567	$(975,888)	$(18,969)
Distributions	—	—	—	—	(281)	—	(281)
Stock-based compensation	—	—	—	—	1,457	—	1,457
Common stock issued upon exercise of stock appreciation rights, net of shares withheld for tax	—	—	45,341	1	(1,111)	—	(1,110)
Net income	—	—	—	—	—	20,576	20,576
Balance as of June 30, 2021 (unaudited)	—	$—	35,256,256	$353	$956,632	$(955,312)	$1,673

	Six Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	—	$—	$954,087	$(980,432)	$(26,345)
IPO Transactions (Note 1)	—	—	35,210,915	352	(352)	—	—
Distributions	—	—	—	—	(493)	—	(493)
Stock-based compensation	—	—	—	—	4,501	—	4,501
Common stock issued upon exercise of stock appreciation rights, net of shares withheld for tax	—	—	45,341	1	(1,111)	—	(1,110)
Net income	—	—	—	—	—	25,120	25,120
Balance as of June 30, 2021 (unaudited)	—	$—	35,256,256	$353	$956,632	$(955,312)	$1,673

	Three Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020 (unaudited)	—	$—	—	$—	$1,161,566	$(1,020,132)	$141,434
Stock-based compensation	—	—	—	—	465	—	465
Net income	—	—	—	—	—	8,129	8,129
Balance as of June 30, 2020 (unaudited)	—	$—	—	$—	$1,162,031	$(1,012,003)	$150,028

	Six Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	$1,161,087	$(1,026,571)	$134,516
Stock-based compensation	—	—	—	—	944	—	944
Net income	—	—	—	—	—	14,568	14,568
Balance as of June 30, 2020 (unaudited)	—	$—	—	$—	$1,162,031	$(1,012,003)	$150,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$25,120	$14,568
Items included in net income not requiring cash:
Depreciation	57,648	57,904
Amortization of intangible assets	937	287
Non-cash lease expense	13,495	13,769
Deferred income taxes	11,577	6,197
Stock-based compensation	4,501	944
Amortization of deferred debt issuance costs	543	247
Loss on sale of patient equipment and other	3,125	2,665
Changes in operating assets and liabilities:
Accounts receivable	(2,866)	7,563
Inventories	(239)	93
Prepaid expenses and other assets	(4,538)	(5,252)
Accounts payable	(5,649)	(21,236)
Accrued payroll and related taxes and benefits	(10,377)	(1,726)
Operating lease liabilities	(13,393)	(12,317)
Deferred revenue	999	1,447
Legal reserve	1,250	12,800
Accrued expenses	502	6,645
NET CASH PROVIDED BY OPERATING ACTIVITIES	82,635	84,598
INVESTING ACTIVITIES
Purchases of patient equipment and property, equipment and improvements	(61,211)	(55,920)
Proceeds from sale of patient equipment and other	7,996	9,566
Cash paid for acquisition	(650)	—
NET CASH USED IN INVESTING ACTIVITIES	(53,865)	(46,354)
FINANCING ACTIVITIES
Payments on asset financing	(6,003)	(13,189)
Payments on debt	(10,417)	—
Distribution payments	(493)	—
Payments for tax withholdings from equity-based compensation activity	(1,110)	—
NET CASH USED IN FINANCING ACTIVITIES	(18,023)	(13,189)
NET DECREASE IN CASH AND CASH EQUIVALENTS	10,747	25,055
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,197	74,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,944	$99,746

SUPPLEMENTAL DISCLOSURES—See Note 3 – Debt and Note 5 – Income Taxes for a discussion of cash paid for interest and income taxes, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS—Purchases of patient equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective period. Such amounts are included in the following period’s purchases. Unpaid purchases were $48.7 million and $55.1 million as of June 30, 2021 and December 31, 2020, respectively. Unpaid purchases include $14.8 million and $15.7 million of patient equipment and property, equipment and improvements acquired under extended payment terms as of June 30, 2021 and December 31, 2020, respectively. See Note 6 - Leases for a discussion of right-of-use assets obtained in exchange for new operating lease liabilities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are presented in U.S. dollars. These unaudited condensed consolidated financial statements include the accounts of Apria, Inc. (the “Company” or “Apria”) and its subsidiaries. The Company had no items of other comprehensive income; as such, its comprehensive income is the same as the net income for all periods presented. Intercompany transactions and accounts have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair statement of the consolidated results for these periods. Interim period results are not necessarily indicative of the results that may be expected for the full fiscal year.

In connection with the completion of the Company’s initial public offering (the “IPO” or “offering”), the Company underwent a reorganization transaction (see Initial Public Offering) and Apria Healthcare Group Inc. (“Apria Healthcare Group”) became an indirect wholly-owned subsidiary of the Company on February 10, 2021. As a result of the reorganization transaction, the Company directly or indirectly owns all of the equity interests in Apria Healthcare Group and is the holding company of the Company’s business. The merger was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the merger at their historical carrying amounts as reflected in the historical consolidated financial statements of Apria Healthcare Group, the accounting predecessor. Furthermore, prior to the offering, the Company’s business was conducted through Apria Healthcare Group, which did not have a common capital structure with Apria, Inc. and therefore, the Company has not presented the historical capital structure of Apria Healthcare Group within the financial statements. As such, the Company computed earnings per share (“EPS”) for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. The Company has defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through June 30, 2021. See below for a discussion of the reorganization transaction and EPS calculations.

Company Background—Apria, Inc., a Delaware corporation formed on March 22, 2018, is the financial reporting entity following the Company’s IPO in February 2021.

The Company operates in the home healthcare segment of the healthcare industry, providing a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Essentially all products and services offered by the Company are provided through the Company’s network of approximately 300 branch, distribution and other locations, which are located throughout the United States. The Company provides services and products in one operating segment: home respiratory therapy/home medical equipment. The Company provides patients in their homes with products and services which are primarily paid for by a third-party payor, such as Medicare, Medicaid, a managed care plan or another third-party insurer. Sales are primarily derived from referral sources such as hospital discharge planners, medical groups or independent physicians.

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

In connection with the completion of the offering, the Company underwent a reorganization transaction. On February 10, 2021, a newly formed indirect subsidiary of the Company merged with and into Apria Healthcare Group, with Apria Healthcare Group surviving. As a result, Apria Healthcare Group became an indirect wholly-owned subsidiary of the Company. The Company’s stockholders who previously held their ownership interest prior to the IPO through Apria Holdings LLC (“Holdings”) (as the 100% direct owner of Apria Healthcare Group) received an aggregate of 35,210,915 shares of newly issued common stock of the Company with a par value of $0.01 per share.

In connection with the IPO, the Company’s certificate of incorporation (the “Charter”) and bylaws were each amended and restated, effective on February 10, 2021. The Charter authorizes 1,000,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The Charter also authorizes 100,000,000 shares of preferred stock, par value $0.01 per share, of which there were no shares of preferred stock issued or outstanding immediately after the IPO or as of June 30, 2021.

Use of Accounting Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Among the significant estimates affecting the unaudited condensed consolidated financial statements are those related to revenue recognition and the resulting accounts receivable, self-insurance reserves, long-lived assets, stock-based compensation, legal reserves and income taxes.

Fee-for-Service Net Revenues—Revenues are recognized under fee-for-service arrangements for equipment the Company rents to patients and sales of equipment, supplies and other items the Company sells to patients.

Rental and sale net revenues under fee-for-service arrangements disaggregated by each core service line item were:

	Three Months Ended June 30,
	2021			2020
			Total Fee-			Total Fee-
			For-			For-
(dollars in thousands)	Rental	Sale	Service	Rental	Sale	Service
Home respiratory therapy	$102,247	$794	$103,041	$97,536	$1,341	$98,877
Obstructive sleep apnea treatment	23,319	73,484	96,803	21,124	65,639	86,763
Negative pressure wound therapy	6,511	1,670	8,181	6,360	517	6,877
Other equipment and services	9,895	11,247	21,142	9,916	10,389	20,305
Total	$141,972	$87,195	$229,167	$134,936	$77,886	$212,822
	62.0%	38.0%	100.0%	63.4%	36.6%	100.0%

	Six Months Ended June 30,
	2021			2020
			Total Fee-			Total Fee-
			For-			For-
(dollars in thousands)	Rental	Sale	Service	Rental	Sale	Service
Home respiratory therapy	$202,059	$1,334	$203,393	$194,643	$2,081	$196,724
Obstructive sleep apnea treatment	43,785	143,955	187,740	41,727	130,733	172,460
Negative pressure wound therapy	13,817	2,155	15,972	13,622	1,189	14,811
Other equipment and services	19,314	21,102	40,416	20,164	22,025	42,189
Total	$278,975	$168,546	$447,521	$270,156	$156,028	$426,184
	62.3%	37.7%	100.0%	63.4%	36.6%	100.0%

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

Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. Rental of patient equipment is billed on a monthly basis beginning on the date the equipment is delivered. Since deliveries can occur on any day during a month, the amount of billings that apply to the next month are deferred.

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

Capitation Revenues—Revenues are recognized under capitation arrangements with third-party payors for services and equipment for which the Company stands ready to provide to the members of these payors without regard to the actual services provided. The stand-ready obligation generally extends beyond one year. Revenue is recognized over the month that the members are entitled to healthcare services using the contractual rate for each covered member. The actual number of covered members may vary each month. As a practical expedient, no disclosures have been made related to the amount of variable consideration expected to be recognized in future periods under these capitation arrangements. Capitation payments are typically received in the month members are entitled to healthcare services. Contracts with a single national payor constituted 86% of total capitation revenues in the three months ended June 30, 2021 and 2020, and 86% of the total capitation revenues for the six months ended June 30, 2021 and 2020.

Concentration of Credit Risk—Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the three and six months ended June 30, 2021. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the three months ended June 30, 2020 and 19% and 1%, respectively, of total net revenues for the six months ended June 30, 2020. Contracts with two national payors each constituted 23% and 11%, of total net revenues for the three and six months ended June 30, 2021. Contracts with two national payors each constituted 23% and 11% of total net revenues for the three months ended June 30, 2020 and 24% and 11% of total net revenues for the six months ended June 30, 2020. No other payors represented more than 10% of the Company’s total net revenues in each of the three and six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021 and December 31, 2020, Medicare represented greater than 10% of net accounts receivable.

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

Accounts Receivable—Included in accounts receivable are earned but unbilled receivables of $14.2 million and $13.1 million as of June 30, 2021 and December 31, 2020, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Additionally, focused reviews of certain large and/or problematic payors are performed. Due to continuing changes in the healthcare industry and third-party reimbursement, it is possible that management’s estimates could change in the near term, which could have an impact on operations and cash flows.

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

Patient Equipment—Patient equipment is stated at cost less depreciation and reserves for non-recoverable and obsolete patient equipment. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in the Company’s unaudited condensed consolidated statements of income within cost of net revenues as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient equipment was $25.2 million and $25.6 million for the three months ended June 30, 2021 and 2020, respectively, and $50.9 million and $50.7 million for the six months ended June 30, 2021 and 2020, respectively. The reserves for non-recoverable and obsolete patient equipment were $3.6 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively.

Patient equipment is generally placed for rent; however, it could also be sold to customers. Once the rented equipment is returned to the Company, patient equipment is assessed and repaired as necessary. Patient equipment is typically leased to subsequent patients if its condition is suitable. Upon a sale, the Company records the proceeds of the sale within net revenues and the costs related to the carrying net book value as other costs within cost of net revenues in the Company’s unaudited condensed consolidated statements of income.

Given rental income is generated from such products, purchases of patient equipment are considered an investing activity when paid soon before or after purchase, while other payments made are considered a financing activity within the unaudited condensed consolidated statements of cash flows. Certain unpaid purchases are secured by a security interest in $3.2 million and $5.1 million of patient equipment as of June 30, 2021 and December 31, 2020, respectively. The net loss from the sale of patient equipment is reported as an adjustment to net income within cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

Property, Equipment and Improvements—Property, equipment and improvements are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 1 to 15 years or, for leasehold improvements, the shorter of the useful life of the asset or the remaining life of the related lease.

Capitalized Software—Capitalized software costs related to internally developed and purchased software are included in property, equipment and improvements in the unaudited condensed consolidated balance sheets and are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software and payroll and benefit costs for employees directly involved in the development of internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs incurred during the preliminary and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Additions to capitalized internally developed software totaled $1.6 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense for internally developed software was $1.3 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

The Company did not record any impairment charges related to indefinite-lived intangible assets or long-lived assets for the six months ended June 30, 2021 and 2020.

Fair Value of Financial Instruments—Management is required to disclose the estimated fair value of certain assets and liabilities of financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturity. The carrying amounts of the Company’s long-term debt, including the Term Loan A Facility (the “TLA”) and Revolving Credit Facility (the “Revolver”), as of June 30, 2021, approximate fair value due to the variable rate nature of the agreements. All debt classifications represent Level 2 fair value measurements.

Leases—The Company determines if an arrangement is a lease at commencement and performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, less current portion, on the unaudited condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and the related liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments. The Company uses market rates from recent secured financing in its determination of the IBR.

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

Contract Costs—The Company pays sales commissions on fee-for-service arrangements in an effort to increase the volume of serviced patients. The Company elected to use the practical expedient to expense sales commissions as incurred since the amortization period would otherwise be less than one year. These costs are included in selling, distribution and administrative (“SD&A”) expenses in the unaudited condensed consolidated statements of income.

Home Respiratory Therapists Costs—Home respiratory therapists costs presented within total cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks and, accordingly, these costs are classified within SD&A expenses and were $3.2 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $7.9 million for the six months ended June 30, 2021 and 2020, respectively.

Distribution Expenses—Distribution expenses totaled $31.1 million and $28.3 million for the three months ended June 30, 2021 and 2020, respectively, and $62.5 million and $59.4 million for the six months ended June 30, 2021 and 2020, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within SD&A expenses and may not be comparable to other companies.

Self-Insurance—Coverage for certain employee medical claims and benefits, as well as workers’ compensation, professional and general liability, and vehicle liability are self-insured. Amounts accrued for costs of workers’ compensation, medical, professional and general liability, and vehicle liability are classified as current or long-term liabilities based upon an estimate of when the liability will ultimately be paid. Amounts are recorded gross of any estimated recoverable amounts from insurance providers. The estimated recoverable amounts from insurance providers are recorded within prepaid expense and other current assets and other assets on the unaudited condensed consolidated balance sheets based upon an estimate of when they will be received.

Amounts accrued as current liabilities within other accrued liabilities are as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$4,984	$4,780
Professional and general liability/vehicle	3,712	3,929
Medical insurance	2,424	2,169

Amounts accrued as long-term liabilities within other noncurrent liabilities are as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$17,146	$17,691
Professional and general liability/vehicle	5,611	6,554

Stock-Based Compensation—The Company accounts for its stock-based awards in accordance with provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718, Compensation—Stock Compensation. Subsequent to the IPO, the Company has the following types of equity-based compensation awards outstanding: stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), Chief Financial Officer (“CFO”) RSUs, and stock-settled long-term incentive plan (“LTIP”) awards.

The Company recognizes compensation expense with respect to SARs based on the fair value of the awards as measured on the grant date. Fair value is not subsequently remeasured unless the conditions on which the award was granted are modified. The determination of fair value at grant date requires the use of estimates, which are based on management’s judgment. Generally, compensation expense for each separately vesting portion of the awards is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service.

As the CFO RSUs can be settled in either cash or shares of common stock at the election of the holder they are recorded as liability awards. The fair value is measured at the grant date and remeasured each reporting period until settlement. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered.

The Company recognizes compensation expense with respect to RSUs and PSUs, or collectively referred to as omnibus plan awards (“Omnibus Plan Awards”), based on the fair value of the awards as measured on the grant date. Fair value is not subsequently remeasured unless the conditions on which the award was granted are modified. For time based only Omnibus Plan Awards, compensation expense for each separately vesting portion of the award is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service. For Omnibus Plan Awards with performance conditions, compensation expense is recognized over the requisite service period subject to management’s estimation of the probability of vesting of such awards.

The IPO triggered a pre-existing provision under the Company’s 2019 LTIP pursuant to which the incentive awards will be settled in shares of the Company’s common stock. The modification of the award did not result in incremental compensation expense as the fair value of the award was the same immediately prior to and immediately after the modification. Compensation expense is recognized on a straight-line basis over the requisite service period subject to management’s estimation of the probability of vesting of such awards.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the novel coronavirus (“COVID-19”) public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, the Company has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, to be paid in two equal installments on December 31, 2021 and December 31, 2022. As of June 30, 2021 and December 31, 2020, $14.8 million of FICA tax payments were deferred, of which $7.4 million is included in accrued payroll and related taxes and benefits and $7.4 million is included in other noncurrent liabilities on the unaudited condensed consolidated balance sheets.

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

Net revenues for each core service line were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(in thousands)
Home respiratory therapy	$116,005	$111,531	$230,328	$221,282
Obstructive sleep apnea treatment	121,479	109,649	235,664	218,984
Negative pressure wound therapy	10,273	9,631	20,384	19,790
Other equipment and services	38,522	38,131	75,177	78,112
Net revenues	$286,279	$268,942	$561,553	$538,168

Earnings per share—Prior to the IPO, the Company’s business was conducted through Apria Healthcare Group, which did not have a common capital structure with Apria, Inc. In connection with the completion of the offering, the Company underwent a reorganization transaction in which Apria Healthcare Group Inc. became an LLC and a newly formed indirect subsidiary of the Company merged with and into Apria Healthcare Group, with Apria Healthcare Group surviving. As a result, Apria Healthcare Group became an indirect wholly-owned subsidiary of the Company. As part of the merger Apria Healthcare Group SAR units were converted to Apria, Inc. SARs and the Company’s stockholders who previously held their ownership interest prior to the IPO through Holdings (as the 100% direct owner of Apria Healthcare Group) received newly issued common shares. The conversion ratios for SARs and the three different classes of profit interest units (“PIUs”), which each had different preference rights as detailed in Note 4—Stock-Based Compensation, were determined based on the unit value implied by the per share price of common stock sold in the IPO. See further discussion at Note 1—Summary of Significant Accounting Policies – Initial Public Offering. Based on the complex nature of the reorganization transaction and based on consideration of the equity structure prior to IPO, the Company computed EPS only on a prospective basis for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. The Company has defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through June 30, 2021. Basic net income per common share represents net income attributable to common stockholders for the Post-IPO period divided by the weighted-average number of common shares outstanding during the Post-IPO period. Diluted net income per common share is similar to calculating basic net income per common share, except the denominator is increased to include the dilutive effects of stock-based awards except when doing so would be antidilutive.

The computation of net income per common share is presented below:

	Three	February 10, 2021
	Months Ended	through
(in thousands, except share and per share data)	June 30, 2021	June 30, 2021
Net income attributable to common stockholders	$20,576	$23,581

Basic weighted average number of common shares outstanding	35,238,773	35,228,894
Dilutive effect of stock-based awards	2,828,598	2,751,475
Diluted weighted average number of common shares outstanding	38,067,371	37,980,369
Basic net income per common share	$0.58	$0.67
Diluted net income per common share	$0.54	$0.62

The 79,988 CFO RSUs and the 223,220 RSUs outstanding during the Post-IPO period were not included in the calculation of diluted EPS as they were antidilutive. 95,544 outstanding equity awards under the LTIP plan and the 87,553 PSUs were not included in the calculation of dilutive EPS as the financial performance condition had not been met as of June 30, 2021.

Apria Healthcare Group had 992,719 basic and diluted weighted average common shares outstanding for the period of January 1, 2021 through February 10, 2021 and the three and six months ended June 30, 2020.

2.    INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2021				December 31, 2020
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(2,977)	$1,423	$4,400	$(2,880)	$1,520
Payor relationships	20.0	7,600	(4,814)	2,786	7,600	(4,623)	2,977
Subtotal		12,000	(7,791)	4,209	12,000	(7,503)	4,497
Intangible assets not subject to amortization:
Trade names	—	50,000	—	50,000	50,000	—	50,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	7,000
Subtotal		57,000	—	57,000	57,000	—	57,000
Total		$69,000	$(7,791)	$61,209	$69,000	$(7,503)	$61,497

Amortization expense was $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

(in thousands)
2021 (remainder)	$287
2022	574
2023	574
2024	574
2025	574
Thereafter	1,626

3.    DEBT

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Term Loan A	$390,625	$401,042
Less: Current portion	(26,042)	(20,833)
Less: Unamortized debt issuance costs	(3,306)	(3,820)
Total long-term debt	$361,277	$376,389

On June 21, 2019, Apria entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a TLA of $150.0 million and a Revolver of $100.0 million. The Revolver replaced the prior Asset-Based Revolving Credit Facility which provided for revolving credit financing of up to $125.0 million. Proceeds from the TLA were used to fund a $175.0 million 2019 dividend payment to common stockholders and distribution to SARs holders.

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

The credit agreement permits the interest rate to be selected at the Company’s option at either adjusted London Interbank Offered Rate (“Adjusted LIBOR”) or alternative base rate plus their respective applicable margin. Adjusted LIBOR is the rate for Eurodollar deposits for the applicable interest period while the alternate base rate is the highest of (i) the Administrative Agent’s “Prime Rate”, (ii) the Federal Funds Effective Rate plus 0.50%, and (iii) one-month Adjusted LIBOR plus 1.00%. Furthermore, Adjusted LIBOR is subject to a 0.50% per annum floor and the alternative base rate is subject to a 1.50% per annum floor. Additionally, the margin applied to both the TLA and Revolver is determined based on total net leverage ratio. Total net leverage ratio is defined as net debt, which represents indebtedness minus up to $25.0 million in cash and cash equivalents over consolidated EBITDA as defined under the credit agreement. The following is a summary of the additional margin and commitment fees payable on both the TLA and available Revolver:

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

(in thousands)
2021 (remainder)	$10,417
2022	36,458
2023	41,667
2024	302,083

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

The assets of the Company and equity interest of all present and future wholly-owned direct domestic subsidiaries, with certain exceptions, are pledged as collateral for the TLA and Revolver. The credit agreement contains a financial covenant requiring the Company to maintain a total net leverage ratio less than 3.50x. The credit agreement also contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Apria Healthcare Group and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, dispose of assets, pay dividends and distributions or repurchase capital stock, repay certain indebtedness, make investments and engage in certain transactions with affiliates.

As of June 30, 2021, there were $15.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $84.2 million. The Company was in compliance with all debt covenants set forth in the TLA and Revolver as of June 30, 2021.

The Company records origination and other expenses related to certain debt issuance cost as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using the straight-line method over the stated life, which approximates the effective interest rate method. Amortization of deferred debt issuance costs are classified within interest expense in the Company’s unaudited condensed consolidated statements of income and was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $2.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $5.4 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. The interest rate was 2.50% as of each of June 30, 2021 and December 31, 2020.

Interest paid on debt totaled $2.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, and $5.4 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.

4.    STOCK-BASED COMPENSATION

Profit Interest Units— On October 28, 2008, Apria Healthcare Group was acquired by a wholly-owned affiliate of BP Healthcare Holdings LLC (“Buyer”, or “BP Healthcare”). The Buyer was controlled by private investment funds affiliated with The Blackstone Group Inc. (the “Sponsor”). BP Healthcare and its subsidiary, Holdings, granted equity units to certain employees, Board members and a member of a subsidiary’s Board of Directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. These equity awards were issued in exchange for services to be performed.

PIUs were composed of Class B and Class C units related to Holdings. Holdings also has 3,575,000 outstanding in Class A-2 units, which are senior in liquidation rights to Class B units, whereas Class B units are senior in liquidation rights to Class C units. PIUs were measured at the grant date, based on the calculated fair value of the award, and were recognized as an expense over the employee’s requisite service period. There were no stated contractual lives for the units. The Company used the income approach and the guideline approach to estimate enterprise value, which was utilized to assess the fair value of each instrument.

Prior to the IPO, a portion of the Class B units vested over a specified period of time, generally five years, and a portion of the outstanding performance Class B units vested as a result of a modification, which accelerated vesting. Also, prior to the IPO, all outstanding performance Class C units vested as all performance conditions were met.

In connection with the IPO, all outstanding PIUs were converted into shares of Apria, Inc. common stock based on the value of the units implied by the per share price of common stock sold in the IPO.

The following table summarizes activity for all PIUs for the period from December 31, 2020 to February 10, 2021, the date at which they were all converted into shares of Apria, Inc. common stock:

		Weighted-		Weighted-
		Average		Average
		Exercise	Class C	Exercise
	Class B Units	Price	Units	Price
Outstanding as of December 31, 2020	88,008,850	$0.01	2,849,092	$—
Converted	(88,008,850)	(0.01)	(2,849,092)	—
Outstanding as of February 10, 2021	—	$—	—	$—

No units were granted in 2021 or 2020, as PIUs are no longer granted. There was no expense related to PIUs recorded in any period presented.

Stock Appreciation Rights—In 2015, the Company’s Board of Directors approved the Apria, Inc. 2015 Stock Plan that provided for the grant of stock appreciation rights to directors, officers, employees, consultants and advisers (and prospective directors, officers, employees, consultants, and advisers) of the Company and its affiliates. These equity awards were issued in exchange for services to be performed.

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

In connection with the IPO, Apria Healthcare Group SARs were converted to Apria, Inc. SARs at a conversion ratio based on the value of the units implied by the per share price of common stock sold in the IPO. Further, a pre-existing provision in the SARs was triggered, under which the SARs became exercisable by the holders.

Expense related to SARs held by holders continuing to perform services for the Company is recorded within SD&A expenses in the unaudited condensed consolidated statements of income and was $0.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021, total unrecognized compensation cost related to unvested SARs was $4.0 million, which is expected to be expensed over a weighted-average period of 3.1 years.

The following table summarizes activity for all SARs for the period from December 31, 2020 to June 30, 2021:

			Weighted-
		Weighted-	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Term	($000s)
Outstanding as of December 31, 2020	106,113	$220.42	7.0	$51,885
Converted (1)	3,660,115
Exercised	(109,746)	6.99
Forfeited	(15,188)	5.33
Outstanding as of June 30, 2021	3,641,294	$6.20	6.5	$101,956
Vested units as of June 30, 2021	2,389,985
Exercisable as of June 30, 2021	2,351,014	$6.94	5.6	$65,828

(1)	Represents the incremental SARs outstanding as a result of the conversion of Apria Healthcare Group SARs into Apria, Inc. SARs in connection with the IPO.

The total intrinsic value exercised during the six months ended June 30, 2021 was $3.4 million.

The following table summarizes the activity for unvested shares for the period from December 31, 2020 to June 30, 2021:

		Weighted-
	Stock	Average
	Appreciation	Grant-Date
	Rights	Fair Value
Unvested as of December 31, 2020	45,266	$119.46
Converted (1)	1,561,343
Vested	(340,112)	3.46
Forfeited	(15,188)	3.26
Unvested as of June 30, 2021	1,251,309	$3.34

(1)	Represents the incremental SARs outstanding as a result of the conversion of Apria Healthcare Group SARs into Apria, Inc. SARs in connection with the IPO.

There were 20,407 SARs granted in the six months ended June 30, 2020. As of June 30, 2021, there were no SARs available for future grants under the plan as no new equity-based awards will be granted under the Apria, Inc. 2015 Stock Plan.

Omnibus Plan Awards—The Company granted RSUs and PSUs, under the 2021 Omnibus Incentive Plan, or collectively referred to as Omnibus Plan Awards. The Omnibus Plan Awards vest either based solely on the satisfaction of time-based service conditions or on the satisfaction of time-based service conditions combined with a performance criterion. Omnibus Plan Awards are subject to forfeiture if the holder’s services to the Company terminate before vesting.

Omnibus Plan Awards with only time-based service vesting conditions granted to non-employee directors vest on the earlier of (i) the first anniversary of the vesting commencement date, and (ii) the first regularly scheduled annual meeting of the stockholders of the Company following the date of grant. Omnibus Plan Awards with only time-based service vesting conditions granted to employees vest over a three-year service period, as defined in the terms of each award. Omnibus Plan Awards that vest based on the satisfaction of a time-based service conditions combined with a performance criterion generally vest at the end of a two-and-a-half-year service period and three-year performance period, based on performance criteria established at the time of the award. The portion of the Omnibus Plan Award that is earned may be zero to 200% of the targeted number of shares subject to the Omnibus Plan Award depending on whether the performance criterion is met or exceeded.

	Time-Based	Time-Based	Performance		Weighted-Average
Omnibus Plan Awards	One Year Vesting	Three Year Vesting	and Time-Based	Total	Grant Date Fair Value
Unvested Omnibus Plan Awards at December 31, 2020	—	—	—	—	$—
Granted (1)	35,413	197,807	87,553	320,773	29.65
Unvested Omnibus Plan Awards at June 30, 2021(1)	35,413	197,807	87,553	320,773	$29.65
Unvested Omnibus Plan Awards expected to vest as of June 30, 2021				320,773	$29.65

(1)	Granted Omnibus Plan Awards and unvested Omnibus Plan Awards presented are based on the payout of the targeted number of shares.

Expense related to Omnibus Plan Awards is recorded within SD&A expenses in the unaudited condensed consolidated statement of income and was $0.6 million for the three and six months ended June 30, 2021. As of June 30,

2021, the unrecognized compensation cost related to unvested Omnibus Plan Awards was $8.9 million, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.6 years. The Company accounts for forfeitures when they occur, and ultimately stock-based compensation expense is only recognized for awards that vest.

CFO Restricted Stock Units—The offering resulted in the grant of RSUs to the Company’s CFO. The RSUs vest in tranches, with the first tranche vesting immediately upon the completion of the offering and the remaining RSUs vesting in two equal tranches upon the six month and one-year anniversary following the offering, subject to the CFO’s continued employment. Each tranche of RSUs can be settled in either cash or shares of the Company’s common stock at the election of the CFO.

The first tranche of RSUs vested upon completion of the IPO and was settled in cash. The remaining RSUs are settleable in cash or shares at the CFO’s election, which is outside of the control of the Company. As such, the remaining RSUs were treated as liability classified awards. The fair value was measured at the grant date and will be remeasured each reporting period until settlement. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered. Expense related to RSUs is recorded within SD&A expenses in the unaudited condensed consolidated statement of income and was $0.6 million and $2.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $0.8 million was recorded within other accrued liabilities in the unaudited condensed consolidated balance sheet. Total unrecognized compensation cost related to RSUs was $1.4 million as of June 30, 2021. This amount is expected to be recognized over a weighted-average period of 0.6 years.

The following table summarizes activity for CFO RSUs for the period from December 31, 2020 to June 30, 2021:

	Restricted	Weighted-Average
	Stock	Grant-Date
	Units	Fair Value
Balance as of December 31, 2020	—	$—
Granted at IPO	159,976	20.00
Vested and paid at IPO	(79,988)	20.00
Unvested and outstanding as of June 30, 2021	79,988	$20.00

Long-Term Incentive Plan—The Company has a long-term cash incentive plan to incentivize free cash flow improvement and the transformational changes needed to position the Company properly for the future. The Company has awarded long-term incentive awards to executive officers and other key management employees.

The offering triggered a pre-existing provision under the Company’s 2019 LTIP pursuant to which the incentive awards will be settled in shares of the Company’s common stock. The maximum number of shares to be issued was determined by dividing the amount of each executive’s earned award by the volume-weighted average price of a share of common stock over the first 20 trading days following the offering. Awards granted under the 2019 LTIP have a maximum share count of 193,350 as of June 30, 2021. The offering was accounted for as a modification and, as such, the 2019 LTIP awards were reclassified from a liability to an equity classified award in connection with the IPO. As such, the estimated plan liability for services rendered during the term of the awards of $2.2 million, which was recorded within other noncurrent liabilities in the audited consolidated balance sheet as of December 31, 2020, was reclassed to additional paid-in capital in the unaudited condensed consolidated financial statements as of June 30, 2021.

Expense related to the LTIP is recorded within SD&A expenses in the unaudited condensed consolidated statements of income and was $0.3 million and $0.2 million in the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, total estimated unrecognized compensation cost related to the LTIP was $1.4 million. This amount is expected to be recognized over a weighted-average period of 1.3 years.

The following table summarizes maximum share count activity under LTIP awards for the period from December 31, 2020 to June 30, 2021 as it is probable that the Company will achieve the maximum free cash flow payout level under the plan:

		Weighted-
	Long-Term	Average
	Incentive	Grant-Date
	Plan	Fair Value
Balance as of December 31, 2020	—	$—
Conversion at IPO	199,004	22.11
Forfeited	(5,654)	22.11
Balance as of June 30, 2021	193,350	$22.11

5.    INCOME TAXES

The Company’s effective tax rate was 29.9% for the three months ended June 30, 2021 compared to 33.0% for the three months ended June 30, 2020. The Company’s effective tax rate was 33.0% for the six months ended June 30, 2021 compared to 30.5% for the six months ended June 30, 2020.

For the six months ended June 30, 2021, the Company’s effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation and non-deductible public offering costs. For the six months ended June 30, 2020, the Company’s effective tax rate differed from federal and state statutory rates primarily due to non-deductible expenses for tax purposes.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes and tax losses and credit carryforwards. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2021, management evaluated all positive and negative evidence related to its valuation allowance, including its three years of cumulative pretax income and its projected income, and determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred taxes of $6.7 million and $18.3 million as of June 30, 2021 and December 31, 2020, respectively, are realizable.

The Company accounts for its tax uncertainties under GAAP. For the six months ended June 30, 2021, no material changes occurred with respect to the Company’s tax uncertainties that would require disclosure.

The Company does not expect any material changes to its tax uncertainties within the 12-month rolling period ending June 30, 2022.

Net income tax payments were $1.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Significant components of lease expense were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$8,616	$9,129	$17,766	$18,655
Variable lease expense	6,105	5,291	11,989	11,320
Short-term lease expense	544	293	1,046	525
Total lease expense	$15,265	$14,713	$30,801	$30,500

The following table summarizes supplemental information related to the Company’s operating leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,073	$5,720	$14,653	$14,042
Right-of-use assets obtained in exchange for new operating lease liabilities	8,414	1,101	14,009	8,874
Weighted average remaining lease term	3.1 years	3.0 years	3.1 years	3.0 years
Weighted average discount rate	4.0%	5.2%	4.0%	5.2%

7.    COMMITMENTS AND CONTINGENCIES

Litigation—On December 18, 2020, a federal judge approved a civil and administrative settlement Apria entered into with the United States and state Medicaid programs in a complaint filed by three relators under the qui tam provisions of the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilators (“NIVs”). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the States of California and Illinois related to NIVs covered by private insurers. The matter had been pending since 2017.

The government had alleged that Apria violated the FCA by submitting false claims seeking reimbursement for NIVs which were not being used, or not being used sufficiently, by patients, for NIVs which were being used pursuant to physician orders on a device setting which was available from other less expensive devices, and for improperly waiving co-pays to induce beneficiaries to rent NIVs. To resolve any potential liability, Apria agreed to enter into a civil settlement agreement with the government and paid $40.0 million to the federal government and the states during the year ended December 31, 2020. Apria separately agreed with the relators and paid approximately $3.6 million during the year ended December 31, 2020 to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 ILL. COMP. STAT. 92/1 et seq. Apria also agreed with the California Department of Insurance to pay $0.5 million, which was paid during the three months ended March 31, 2021, to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, CAL.

INS. CODE § 1871 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. The expense is included in SD&A expenses in the unaudited condensed consolidated statements of income and was $0.0 million and $10.8 million for the three months ended June 30, 2021 and 2020, respectively, and $0.0 million and $12.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

Supplier Concentration—Approximately 76% of purchases for patient equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses of revenue, which could adversely affect the Company’s consolidated financial condition or operating results. In June 2021, one of our suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (“FDA”) has since identified this as a Class I recall, the most serious category of recall. There was no expense related to the recall recorded in the six months ended June 30, 2021. In addition, from time to time, the Company enters into exclusive arrangements with certain suppliers to provide patient equipment and supplies.

Purchase Obligations—In April 2009, the Company entered into a ten-year information technology services agreement to outsource certain information systems functions. Effective February 2020, the agreement was amended a second time to extend the agreement through January 2024. If the Company terminated the agreement, the required obligation to the vendor would be approximately $4.5 million for services during the 120-day cancellation notice period plus termination fees.

Guarantees and Indemnities—From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) certain asset purchase agreements, under which the Company may provide customary indemnification to the seller of the business being acquired; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors, and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company.

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

8.    CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Change Healthcare— In December 1999, the Company entered into an agreement with Change Healthcare, a company affiliated with the Sponsor since 2011, to perform various revenue and payment cycle management functions. The Company paid Change Healthcare approximately $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. Amounts included in accounts payable were $0.5 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively.

BREIT Industrial Canyon PA1W01 LLC—In May 2018, the Company began paying BREIT Industrial Canyon, a subsidiary of Blackstone Real Estate Income Trust, Inc., which is a non-exchange traded, perpetual life real estate investment trust externally managed by an affiliate of the Sponsor, which had acquired a property for which the Company is in a lease agreement through October 2023. The Company paid BREIT Industrial Canyon approximately

$0.4 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The discounted operating lease liability for the remaining noncancelable lease term is $1.5 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively.

Mphasis—In September 2019, the Company entered into an 87-month agreement with Mphasis, a Company affiliated with the Sponsor since 2016, to perform various technology related services previously performed by another outsource vendor. The Company has the right to terminate for convenience with a minimum three-month notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $1.1 million for services during the three-month cancellation notice period. The Company paid Mphasis approximately $1.5 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. Amounts included in accounts payable were $0.8 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively.

Alight Solutions—In December 2019, the Company entered into an agreement with Alight Solutions, a Company affiliated with the Sponsor since 2017, to perform services related to the deployment of a new financial management system. The Company also entered into a three-year post-implementation support contract that is expected to begin prior to the end of 2021. The Company paid Alight approximately $0.3 for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Amounts included in accounts payable were $0.4 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.

Blue Yonder— Blue Yonder provides software solutions for supply chain planning optimization. The Company paid Blue Yonder, a Company affiliated with the Sponsor, approximately $0.0 million for the three months ended June 30, 2021 and 2020, and $0.0 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. No amounts were included in accounts payable as of June 30, 2021 and December 31, 2020.

9.    SUBSEQUENT EVENT

On July 30, 2021, Apria Healthcare LLC, a wholly owned subsidiary of the Company, and Airway Breathing Co., a Virginia corporation (“ABC”), entered into a definitive asset purchase agreement whereby the Company will acquire certain assets of ABC. ABC provides services and products in the home respiratory therapy/home medical equipment segment and provides the Company with a market expansion opportunity. This transaction is expected to close during the three months ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Apria, Inc. (the “Company,” “our,” or “we”) and its subsidiaries financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Certain factors that could cause such differences are discussed in Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K, Part II, Item 1A. “Risk Factors” in this report, and “Cautionary Note Regarding Forward-Looking Statements” in this report.

Our Company

We are a leading provider of integrated home healthcare equipment and related services in the United States. We offer a comprehensive range of products and services for in-home care and delivery across three core service lines: (1) home respiratory therapy (including home oxygen and non-invasive ventilation (“NIV”) services); (2) obstructive sleep apnea (“OSA”) treatment (including continuous positive airway pressure (“CPAP”) and bi-level positive airway pressure devices, and patient support services); and (3) negative pressure wound therapy (“NPWT”). Additionally, we supply a wide range of home medical equipment and other products and services to help improve the quality of life for patients with home care needs. Our revenues are generated through fee-for-service and capitation arrangements with third-party healthcare payors, including government and commercial payors (“Payors”) for equipment, supplies, services and other items we rent or sell to patients. Through our offerings, we also provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan.

In 2020, we served nearly 2 million patients, made approximately 2.4 million deliveries and conducted approximately 735,000 clinician interactions with our patients.

Impact of COVID-19 Pandemic

Our priorities during the novel coronavirus (“COVID-19”) pandemic are protecting the health and safety of our employees (including patient-facing employees providing respiratory and other services), maximizing the availability of our services and products to support patient health needs, and the operational and financial stability of our business.

In response to the COVID-19 pandemic and the National Emergency Declaration, dated March 13, 2020, we activated certain business interruption protocols, including acquisition and distribution of personal protective equipment (“PPE”) to our patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of our workforce to “work-from-home” status.

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material adverse impact on our consolidated operating results for the six months ended June 30, 2021 and the fiscal year ended December 31, 2020, we experienced declines in net revenues in certain services associated with elective medical procedures and the disruption in physician practices (such as commencement of new CPAP services, ventilation therapy, negative pressure wound therapy, and other equipment and services) and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, we have experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen) and increased sales in our resupply business (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders). In response, we instituted temporary cost mitigation measures such as reduced hours and management of variable labor and operating costs. In addition, as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, we experienced an increase in Medicare reimbursement rates from March 6, 2020 to the end of the public health emergency and a suspension of Medicare sequestration from May 1, 2020 through December 31, 2021 (resulting in a 2% increase in Medicare payments to all providers) resulting in a temporary increase in net revenues for certain products and services.

Recent regulatory guidance from the Centers for Medicare and Medicaid Services expanding telemedicine and reducing documentation requirements during the emergency period resulted in increased net revenues for certain products and services. We have not experienced a significant slowdown in cash collections, and as a result our cash flow from operations has not been materially adversely impacted to date.

In 2021, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will fully resume. We are closely monitoring the impact of the COVID-19 pandemic, including the emergence of variant strains of the virus, on our business. It is difficult to predict the future impact COVID-19 may have on our business, results of operations, financial position and cash flows.

Impact of Philips Respironics Recall

In June 2021, one of our suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (“FDA”) has since identified this as a Class I recall, the most serious category of recall. Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, our management team has devoted, and will likely continue to devote, substantial time and resources to coordinating recall-related activity and to supporting our home healthcare patients’ needs. This recall may cause us to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.

We are closely monitoring the impact of the recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the recall. While the recall did not have a material adverse impact on our consolidated operating results for the six months ended June 30, 2021, there is an equipment shortage building and the recall or other potential supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity. See Part II, Item 1A. “Risk Factors” in this report.

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

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. We incur product and supply costs, depreciation of patient equipment, home respiratory therapists costs and other costs in connection with providing our services:

●	Product and supply costs are comprised primarily of the cost of supplies, equipment and accessories provided to patients.
●	Patient equipment depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in our unaudited condensed consolidated statements of income within cost of net revenues as the equipment is rented to patients as part of our primary operations. Patient equipment is generally placed for rent; however, it could also be sold to customers. Upon a sale, we record the proceeds of the sale within net revenue and the cost related to the carrying net book value as other costs within cost of net revenues in our unaudited condensed consolidated statements of income.
●	Home respiratory therapists costs are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient.

Gross Margin. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin is impacted by Payor and product mix, fluctuations in pricing of supplies, equipment and accessories, as well as changes in reimbursement rates.

Selling, Distribution and Administrative. Selling, distribution and administrative (“SD&A”) expenses are comprised of expenses incurred in support of our operations and administrative functions and includes labor costs, such as salaries, bonuses, commissions, benefits and travel-related expenses for our employees, facilities rental costs, third-party revenue cycle management costs and corporate support costs including finance, information technology, legal, human resources, procurement, and other administrative costs. Distribution expenses represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries, benefits and other costs related to drivers and dispatch personnel; and amounts paid to couriers and other third-party logistics and shipping vendors.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. We use the non-GAAP financial information of earnings, before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as key profitability measures to evaluate the business. Refer to the “Non-GAAP financial information” section below for further detail, including a table reconciling each of such measures to net income, the most directly comparable accounting principles generally accepted in the United States of America (“GAAP”) measure. The below table sets forth net income, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for each of the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$20,576	$8,129	$25,120	$14,568
EBITDA	$61,228	$42,826	$101,909	$81,702
Adjusted EBITDA	$64,351	$55,721	$112,626	$97,770
Adjusted EBITDA less Patient Equipment Capex	$44,101	$43,133	$68,844	$60,713

Results of Operations

Comparison of Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020.

The following table summarizes our consolidated results of operations:

	Three Months Ended June 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Net revenues	$286,279	$268,942	$17,337	6.4%
Cost of net revenues, including related depreciation	84,748	80,867	3,881	4.8%
Gross margin	201,531	188,075	13,456	7.2%
Selling, distribution and administrative	169,275	174,793	(5,518)	(3.2)%
Total costs and expenses	254,023	255,660	(1,637)	(0.6)%
Operating income	32,256	13,282	18,974	142.9%
Interest expense	2,928	1,243	1,685	135.6%
Interest income	(36)	(87)	51	(58.6)%
Income tax expense	8,788	3,997	4,791	119.9%
Net income	$20,576	$8,129	$12,447	153.1%

Net Revenues. Net revenues for the three months ended June 30, 2021 were $286.3 million compared to $268.9 million for the three months ended June 30, 2020, an increase of $17.3 million or 6.4%. The increase in net revenues for the three months ended June 30, 2021 was primarily due to growth in OSA treatment and home respiratory therapy. The increase was partially offset by lower ventilation therapy revenues due to a reduction in the commencement of new services during the COVID-19 pandemic. The increase in net revenues was also due to higher reimbursement levels and increased Medicare reimbursement rates from oxygen budget neutrality, the CARES Act and the temporary suspension of Medicare sequestration, partially offset by reductions in commercial Payor reimbursement rates. Our core services comprise total net revenues as follows:

	Three Months Ended June 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Home respiratory therapy	$116,005	$111,531	$4,474	4.0%
OSA treatment	121,479	109,649	11,830	10.8%
NPWT	10,273	9,631	642	6.7%
Other equipment and services	38,522	38,131	391	1.0%
Net revenues	$286,279	$268,942	$17,337	6.4%

Net revenues for the three months ended June 30, 2021 increased primarily due to the following:

●	Home respiratory therapy. Net revenues increased 4.0% primarily due to increased volume of patients requiring oxygen therapy, higher reimbursement levels and increased Medicare reimbursement rates from oxygen budget neutrality, the CARES Act, and the temporary suspension of Medicare sequestration. The increase was partially offset by lower ventilation therapy revenues due to a reduction in the commencement of new services during the COVID-19 pandemic and reductions in commercial Payor reimbursement rates.
●	OSA treatment. Net revenues increased 10.8% primarily due to organic growth in OSA treatment equipment and related supplies, as well as higher reimbursement levels.
●	NPWT. Net revenues increased 6.7% primarily due to increased reimbursement levels.
●	Other equipment and services. Net revenues increased 1.0% primarily due to an increase in reimbursement levels partially offset by lower revenues resulting from reduced patient volumes.

Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the three months ended June 30, 2021 and June 30, 2020.

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. Cost of net revenues for the three months ended June 30, 2021 was $84.7 million compared to $80.9 million for the three months ended June 30, 2020, an increase of $3.9 million or 4.8%. The increase in cost of net revenues for the three months ended June 30, 2021 was primarily due to increased product and supply costs, increased other costs, and increased home respiratory therapists costs, partially offset by lower patient equipment depreciation as described below. Our cost of net revenues was as follows:

	Three Months Ended June 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Product and supply costs	$50,599	$47,307	$3,292	7.0%
Patient equipment depreciation	25,159	25,655	(496)	(1.9)%
Home respiratory therapists costs	4,264	3,780	484	12.8%
Other	4,726	4,125	601	14.6%
Total cost of net revenues	$84,748	$80,867	$3,881	4.8%

Product and supply costs increased primarily to support increased volume in OSA treatment supplies.

Patient equipment depreciation costs decreased primarily as a result of lower sleep equipment purchases due to a reduction in new patient set-ups during the COVID-19 pandemic, partially offset by increased equipment purchases to support higher oxygen therapy volume.

Home respiratory therapists costs included within cost of net revenues increased primarily due to a higher percentage of respiratory therapists time being spent on clinical work.

Other costs increased due to an increased volume of patient equipment title transfers related to nonrecoverable equipment.

Gross Margin. Gross margin for the three months ended June 30, 2021 was 70.4% compared to 69.9% for the three months ended June 30, 2020, an increase of 50 basis points. The gross margin increase was primarily driven by higher reimbursement levels, which was partially offset by an increase in capitation contract utilization as we experienced a decline in utilization during the COVID-19 pandemic in the prior year.

Selling, Distribution and Administrative. SD&A expenses for the three months ended June 30, 2021 were $169.3 million compared to $174.8 million for the three months ended June 30, 2020, a decrease of $5.5 million or 3.2%. SD&A expenses for the three months ended June 30, 2021 were 59.1% of total net revenues compared to 65.0% of total net revenues for the three months ended June 30, 2020. The decrease was primarily due to a $10.8 million reduction in one-time expense associated with the settlement of a series of civil investigative demands in the prior year, lower incentive compensation based on achievement to plan, and a decrease in one-time costs associated with project Simplify. See further discussion at Note 7 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information. The decrease was partially offset by increased variable costs associated with volume growth, increased costs associated with being a public company, higher stock compensation expense due to current year grants including a one-time initial public offering (the “IPO” or “offering”) grant, and one-time costs associated with a follow-on public offering. As we did not receive any proceeds from the offering, these costs were expensed as incurred in SD&A expenses in the unaudited condensed consolidated statements of income.

Income Tax Expense. Income tax expense for the three months ended June 30, 2021 was $8.8 million compared to $4.0 million for the three months ended June 30, 2020, an increase of $4.8 million or 119.9%. Our effective tax rate was 29.9% and 33.0% for the three months ended June 30, 2021 and 2020, respectively. The change in income tax expense was primarily a result of an increase in taxable operating income. For the three months ended June 30, 2021, the effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation and non-deductible public offering costs.

Comparison of Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020.

The following table summarizes our consolidated results of operations:

	Six Months Ended June 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Net revenues	$561,553	$538,168	$23,385	4.3%
Cost of net revenues, including related depreciation	171,666	165,221	6,445	3.9%
Gross margin	389,887	372,947	16,940	4.5%
Selling, distribution and administrative	346,563	349,436	(2,873)	(0.8)%
Total costs and expenses	518,229	514,657	3,572	0.7%
Operating income	43,324	23,511	19,813	84.3%
Interest expense	5,944	2,930	3,014	102.9%
Interest income	(91)	(378)	287	(75.9)%
Income tax expense	12,351	6,391	5,960	93.3%
Net income	$25,120	$14,568	$10,552	72.4%

Net Revenues. Net revenues for the six months ended June 30, 2021 were $561.6 million compared to $538.2 million for the six months ended June 30, 2020, an increase of $23.4 million or 4.3%. The increase in net revenues for the six months ended June 30, 2021 was primarily due to growth in OSA treatment and home respiratory therapy. The increase was partially offset by reduced demand for certain products and services associated with elective medical procedures and the disruption in physician practices (such as commencement of new ventilation therapy and other equipment and services) during the COVID-19 pandemic. The increase in net revenues was also due to higher reimbursement levels and increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality, partially offset by reductions in commercial Payor reimbursement rates. Our core services comprise total net revenues as follows:

	Six Months Ended June 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Home respiratory therapy	$230,328	$221,282	$9,046	4.1%
OSA treatment	235,664	218,984	16,680	7.6%
NPWT	20,384	19,790	594	3.0%
Other equipment and services	75,177	78,112	(2,935)	(3.8)%
Net revenues	$561,553	$538,168	$23,385	4.3%

Net revenues for the six months ended June 30, 2021 increased primarily due to the following:

●	Home respiratory therapy. Net revenues increased 4.1% primarily due to increased volume of patients requiring oxygen therapy, increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality, as well as higher reimbursement levels. The increase was partially offset by lower ventilation therapy revenues due to a reduction in the commencement of new services during the COVID-19 pandemic and a reduction in commercial Payor reimbursement rates.
●	OSA treatment. Net revenues increased 7.6% primarily due to organic growth in OSA treatment supplies and equipment, higher reimbursement levels and increased Medicare reimbursement rates from the CARES Act, and the temporary suspension of Medicare sequestration. The increase was partially offset by reductions in commercial Payor reimbursement rates.
●	NPWT. Net revenues increased 3.0% primarily due to higher reimbursement levels.

●	Other equipment and services. Net revenues decreased 3.8% primarily due to a decrease in other respiratory therapy volume partially resulting from reduced patient volumes and a reduction in demand associated with elective medical procedures and the disruption in physician practices during the COVID-19 pandemic. The decrease was partially offset by higher reimbursement levels.

Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the six months ended June 30, 2021. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 19% and 1%, respectively, of total net revenues for the six months ended June 30, 2020.

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. Cost of net revenues for the six months ended June 30, 2021 was $171.7 million compared to $165.2 million for the six months ended June 30, 2020, an increase of $6.4 million or 3.9%. The increase in cost of net revenues for the six months ended June 30, 2021 was primarily due to increased product and supply costs, offset by lower other costs and lower home respiratory therapists costs as described below. Our cost of net revenues was as follows:

	Six Months Ended June 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Product and supply costs	$103,914	$96,371	$7,543	7.8%
Patient equipment depreciation	50,885	50,736	149	0.3%
Home respiratory therapists costs	8,322	8,862	(540)	(6.1)%
Other	8,545	9,252	(707)	(7.6)%
Total cost of net revenues	$171,666	$165,221	$6,445	3.9%

Product and supply costs increased primarily to support increased volume in OSA treatment supplies and oxygen therapy.

Patient equipment depreciation costs increased primarily as a result of equipment purchases to support increased volume in oxygen therapy, partially offset by lower sleep equipment purchases due to a reduction in new patient set-ups during the COVID-19 pandemic.

Home respiratory therapists costs decreased primarily due to reduced demand for certain services associated with elective medical procedures and the disruption in physician practices, as well as operational efficiencies during the COVID-19 pandemic. The decrease was partially offset by an increase in the percentage of respiratory therapist time being spent on clinical work.

Other costs decreased as a result of a lower volume of sales or title transfers to patients driven by different contractual requirements during the COVID-19 pandemic, partially offset by an increase in volume of patient equipment title transfers related to nonrecoverable equipment.

Gross Margin. Gross margin for the six months ended June 30, 2021 was 69.4% compared to 69.3% for the six months ended June 30, 2020, an increase of 10 basis points. The gross margin increase was driven by higher reimbursement levels and increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality. The favorability was offset by a decrease in commercial Payor reimbursement rates and an increase in capitation contract utilization as we experienced a decline in utilization during the COVID-19 pandemic in the prior year.

Selling, Distribution and Administrative. SD&A expenses for the six months ended June 30, 2021 were $346.6 million compared to $349.4 million for the six months ended June 30, 2020, a decrease of $2.9 million or 0.8%. SD&A expenses for the six months ended June 30, 2021 were 61.7% of total net revenues compared to 64.9% of total net revenues for the six months ended June 30, 2020. The decrease was primarily due a $12.8 million reduction in a one-time expense associated with the settlement of a series of civil investigative demands in the prior year, a reduction in salaries and wages as a percentage of total net revenues as a result of a reduction in overall headcount associated with operational efficiencies and one less business day, lower incentive compensation based on achievement to plan, and a decrease in one-time costs associated with project Simplify. See further discussion at Note 7 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information. The decrease was partially offset by variable costs associated with volume growth, one-time costs associated with public offerings, increased stock compensation expense due to current year grants including a one-time IPO grant, increased costs associated with being a public company, and a legal settlement of a claim brought under the Private Attorneys General Act of California. As we did not receive any proceeds from the public offerings, these costs were expensed as incurred in SD&A expenses in the unaudited condensed consolidated statements of income.

Income Tax Expense. Income tax expense for the six months ended June 30, 2021 was $12.4 million compared to $6.4 million for the six months ended June 30, 2020, an increase of $6.0 million or 93.3%. Our effective tax rate was 33.0% and 30.5% for the six months ended June 30, 2021 and 2020, respectively. The change in income tax expense was primarily a result of an increase in taxable operating income. For the six months ended June 30, 2021, the effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation and non-deductible public offering costs.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow, which is supplemented by extended payment terms from our suppliers and our Revolving Credit Facility (the “Revolver”), which provides for revolving credit of up to $100.0 million, subject to availability. Our principal liquidity requirements are labor costs, including salaries, bonuses, benefits and travel-related expenses, product and supply costs, third-party customer service, billing and collections and logistics costs and patient equipment capital expenditures. Our future capital expenditure requirements will depend on many factors, including our revenue growth rates. Our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment rental period and during initial patient set up. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our operating cash flow, together with our existing cash, cash equivalents, and Revolver, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

Apria, Inc. is a holding company and our operations will be conducted entirely through our subsidiaries. Our ability to generate cash to pay applicable taxes at assumed tax rates and pay cash dividends we declare, if any, is dependent on the earnings and the receipt of funds from Apria Healthcare Group Inc. (“Apria Healthcare Group”) and its subsidiaries via dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of Apria Healthcare Group and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, the terms of our financing arrangements, including the Term Loan A Facility (the “TLA”) and the Revolver, contain covenants that may restrict Apria Healthcare Group and its subsidiaries from paying such distributions, subject to certain exceptions.

On December 11, 2020, we entered into the credit facility amendment to incur $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to our stockholders and a $9.7 million distribution to stock appreciation rights (“SARs”) holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the credit facility amendment and for general corporate purposes. We also declared and paid a $175.0 million dividend to common stockholders and SARs holders payable in June 2019 and a $75.0 million dividend to common stockholders in July 2018. We have no current plans to pay dividends on our common stock.

As permitted under the CARES Act, we have elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. The amount deferred as of June 30, 2021 was $14.8 million.

Cash Flow. The following table presents selected data from our unaudited condensed consolidated statement of cash flows:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$82,635	$84,598
Net cash used in investing activities	(53,865)	(46,354)
Net cash used in financing activities	(18,023)	(13,189)
Net decrease in cash and cash equivalents	10,747	25,055
Cash and cash equivalents at beginning of period	195,197	74,691
Cash and cash equivalents at end of period	$205,944	$99,746

Comparison of Six Months Ended June 30, 2021 and June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2021 was $82.6 million compared to $84.6 million for the six months ended June 30, 2020, a decrease of $2.0 million. The decrease in net cash provided by operating activities was primarily the result of the following:

●	$22.3 million net decrease in cash resulting from the change in operating assets and liabilities, due primarily to the decrease in cash provided by accounts receivable of $10.4 million, a decrease in legal reserves of $11.6 million, a decrease in cash provided by accrued expenses of $6.1 million, and an increase in cash used in accrued payroll and related taxes and benefits of $8.7 million, partially offset by a decrease in cash used for accounts payable of $15.6 million; partially offset by
●	$10.6 million increase in net income; and
●	$9.8 million increase in non-cash items primarily due to increase in stock-based compensation and use of deferred tax assets.

Net cash used in investing activities for the six months ended June 30, 2021 was $53.9 million, compared to $46.4 million for the six months ended June 30, 2020, an increase in cash used of $7.5 million. The primary use of funds in the six months ended June 30, 2021 was $61.2 million to purchase patient equipment and property, equipment and improvements, which was partially offset by proceeds from the sale of patient equipment and other of $8.0 million. The primary use of funds in the six months ended June 30, 2020 was $55.9 million to purchase patient equipment and property, equipment and improvements, which was partially offset by proceeds from the sale of patient equipment and other of $9.6 million.

Net cash used in financing activities for the six months ended June 30, 2021 was $18.0 million compared to $13.2 million for the six months ended June 30, 2020, an increase of cash used of $4.8 million. Net cash used in financing activities for the six months ended June 30, 2021 primarily reflected payments on long-term debt of $10.4 million, payments on asset financing of $6.0 million, and payments on tax withholdings from equity-based compensation activity of $1.1 million. Net cash used in financing activities for the six months ended June 30, 2020 primarily reflected payments on asset financing of $13.2 million.

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

Adjusted EBITDA less Patient Equipment Capex is a non-GAAP measure that represents Adjusted EBITDA less purchases of patient equipment net of dispositions (“Patient Equipment Capex”). For purposes of this metric, Patient Equipment Capex is measured as the value of the patient equipment received less the net book value of dispositions of patient equipment during the accounting period. We use Adjusted EBITDA less Patient Equipment Capex as a key profitability measure to assess the performance of our business because our business requires significant capital expenditures to maintain its patient equipment fleet. Some equipment transfers title to patients’ ownership after a prescribed number of fixed monthly rental periods due to contractual commitments. Equipment that does not transfer title wears out or oftentimes is not recovered after a patient’s use of the equipment terminates. We believe that Adjusted EBITDA less Patient Equipment Capex should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our business.

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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$20,576	$8,129	$25,120	$14,568
Interest expense, net	2,892	1,156	5,853	2,552
Income tax expense	8,788	3,997	12,351	6,391
Depreciation and amortization	28,972	29,544	58,585	58,191
EBITDA	$61,228	$42,826	$101,909	$81,702
Strategic transformation initiatives:
Simplify(a)	$—	$787	$—	$837
Financial system(b)	382	547	741	1,063
Other initiatives(c)	39	12	39	45
Stock-based compensation one-time award at IPO(d)	491	—	2,440	—
Stock-based compensation(e)	1,526	749	2,295	1,323
Legal settlements(f)	—	10,800	1,750	12,800
Offering costs(g)	685	—	3,452	—
Adjusted EBITDA	$64,351	$55,721	$112,626	$97,770
Patient Equipment Capex	(20,250)	(12,588)	(43,782)	(37,057)
Adjusted EBITDA less Patient Equipment Capex	$44,101	$43,133	$68,844	$60,713

(a)	Simplify represents one-time advisory fees and implementation costs associated with a key 2019 business transformation initiative focused on shifting to a patient-centric platform and optimizing end-to-end customer service.
(b)	Costs associated with the implementation of a new financial system.
(c)	Other initiatives include one-time costs associated with customer service initiatives and costs associated with moving the corporate headquarters.
(d)	The offering resulted in a one-time restricted stock unit (“RSUs”) grant to the Company’s CFO. The RSUs vest in tranches and are classified as liability awards since each tranche of RSUs can be settled in either cash or shares of our common stock at the CFO’s election. The first tranche of RSUs vested upon completion of the IPO and was settled in cash. Compensation expense for the remaining tranches is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered until settlement.
(e)	Stock-based compensation has historically been granted to certain of our employees and non-employee directors in the form of profit interest units of Apria Holdings LLC, RSUs, performance-based RSUs, and SARs. For time-based only RSUs and SARs, compensation expense for each separately vesting portion of the award is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service. For RSUs with performance conditions, compensation expense is recognized over the requisite service period subject to management’s estimation of the probability of vesting of such awards. Stock compensation also includes expense related to the Company’s LTIP which will be settled in stock.
(f)	In 2021, the amount represents the final settlement amount of a claim brought under the Private Attorneys General Act of California. In 2020, the amount represents the increase in the settlement amount in relation to a series of civil investigative demands from the United States Attorney’s Office for the Southern District of New York. See further discussion at Note 7 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information.
(g)	Offering costs represent one-time costs relating to preparation for our IPO and follow-on offering. As the Company did not receive any proceeds from the offerings, these costs were expensed as incurred in SD&A expenses in the unaudited condensed consolidated statements of income.

Contractual Obligations. There were no material changes to our contractual obligations from what we previously disclosed in our 2020 Form 10-K.

Accounts Receivable. Accounts receivable increased to $77.6 million as of June 30, 2021 from $74.8 million at December 31, 2020, an increase of $2.9 million. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, net by the rolling average of total net revenues) were 31 days at June 30, 2021 compared to 29 days at December 31, 2020. The increase in accounts receivable for the six months ended June 30, 2021 was primarily due to seasonality of patient deductibles and increased volume.

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $14.2 million and $13.1 million at June 30, 2021 and December 31, 2020, respectively. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required Payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

Long-Term Debt. On June 21, 2019, we entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a TLA of $150.0 million and a Revolver of $100.0 million. Proceeds from the TLA were used to fund a $175.0 million dividend payment to common stockholders and distribution to SARs holders. On December 11, 2020, we entered into the credit facility amendment to obtain $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to our stockholders and a $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the credit facility amendment and for general corporate purposes.

The credit agreement permits the interest rate to be selected at our option at either adjusted London Interbank Offered Rate (“Adjusted LIBOR”) or alternative base rate plus their respective applicable margin. Adjusted LIBOR is the rate for Eurodollar deposits for the applicable interest period while the Alternate Base Rate is the highest of (i) the Administrative Agent’s “Prime Rate”, (ii) the Federal Funds Effective Rate plus 0.50%, and (iii) one-month Adjusted LIBOR plus 1.00%. Furthermore, Adjusted LIBOR is subject to a 0.50% per annum floor and the alternative base rate is subject to a 1.50% per annum floor. Additionally, the margin applied to both the TLA and Revolver is determined based on total net leverage ratio. Total net leverage ratio is defined as net debt, which represents indebtedness minus up to $25.0 million in cash and cash equivalents over consolidated EBITDA as defined under the credit agreement. The following is a summary of the additional margin and commitment fees payable on both the TLA and available Revolver:

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

(in thousands)
2021 (remainder)	$10,417
2022	36,458
2023	41,667
2024	302,083

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

Apria Healthcare Group’s assets and equity interests of Apria Healthcare Group and all present and future wholly-owned direct domestic subsidiaries of Apria Healthcare Group, with certain exceptions, are pledged as collateral for the TLA and Revolver. The credit agreement contains a financial covenant requiring us to maintain a total net leverage ratio less than 3.50x. The credit agreement also contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Apria Healthcare Group and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, dispose of assets, pay dividends and distributions or repurchase capital stock, repay certain indebtedness, make investments and engage in certain transactions with affiliates.

As of June 30, 2021, no amounts were outstanding under the Revolver, there were $15.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $84.2 million. We were in compliance with all debt covenants set forth in the TLA and Revolver as of June 30, 2021.

In accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, we record origination and other expenses related to certain debt issuance costs as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using the straight-line method over the stated life, which approximates the effective interest rate method. Amortization of deferred debt issuance costs are classified within interest expense in our unaudited condensed consolidated statements of income and was $0.5 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $5.4 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. The interest rate was 2.50% as of June 30, 2021 and December 31, 2020. Interest paid on debt totaled $5.4 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2020 Form 10-K. There have been no material changes in the Company’s critical accounting policies as compared to the critical accounting policies described in the Company’s 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the Credit Facility. Our letter of credit fees and interest accrued on our debt borrowings carry a floating interest rate which is tied either to Adjusted LIBOR or alternative base rate plus their respective applicable margin and therefore are exposed to changes in interest rates. As of June 30, 2021, there was $390.6 million outstanding on the TLA, $15.8 million outstanding letters of credit, and additional availability under the Revolver, net of letters of credit outstanding, was $84.2 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Item 1 can be found under Note 7 – Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. Except for the revised risk factor below, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A recall of any of our products, either voluntarily or at the direction of the Food and Drug Administration (“FDA”) or another governmental authority, or the discovery of serious safety issues with our products that leads to corrective actions being taken, could have a significant adverse impact on our business.

The FDA has authority to request the recall of medical gas products or medical devices in the event a product presents a risk of illness or injury or gross consumer deception, such as due to a material deficiency or defect in design, labeling or manufacture of a product, and a cessation of distribution and/or recall is necessary to protect the public health and welfare. If after providing the Company or the manufacturer with an opportunity to consult with the agency, the FDA finds that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death, the FDA has the power to mandate a recall of medical devices. Manufacturers may also, under their own initiative, recall a product if any material deficiency is identified or withdraw a product for other reasons. For example, in June 2021, one of our suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The FDA has since identified this as a Class I recall, the most serious category of recall. Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, our management team has devoted, and will likely continue to devote, substantial time and resources to coordinating recall-related activity and to supporting our home healthcare patients’ needs. This, or any other major recall, may cause us to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.

In addition to the diversion of management attention and financial resources from the operation of our business, any major recall could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. If we do not adequately address problems associated with our drugs or devices, we may face additional regulatory enforcement action, FDA warning letters, product seizure, injunctions, administrative penalties, civil money penalties or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales, or significant adverse publicity of regulatory consequences, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)
10.1†	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Apria, Inc. 2021 Omnibus Incentive Plan
10.2†	Form of Restricted Stock Unit Agreement for Employees under the Apria, Inc. 2021 Omnibus Incentive Plan
10.3†	Form of Performance Stock Unit Agreement under the Apria, Inc. 2021 Omnibus Incentive Plan
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2††	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†  Filed herewith.

††  Furnished herewith.

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

Date: August 5, 2021

APRIA, INC.

By:	/s/ Daniel J. Starck
Name: Daniel J. Starck
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Debra L. Morris
Name: Debra L. Morris
Title: Chief Financial Officer
(Principal Financial Officer)