Form 10-Q
period 2021-09-30
Apria, Inc.
filed 2021-11-05
CIK 1735803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(800) 990-9799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	APR	The Nasdaq Stock Market LLC

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

As of November 1, 2021, there were 35,471,669 shares of the registrant’s common stock outstanding.

Apria, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

Apria, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

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

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021. Such risks and uncertainties include, but are not limited to, the following:

●	the novel coronavirus (“COVID-19”) pandemic, including the emergence of variant strains of the virus, and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	our contracts with third-party healthcare payors, including government and commercial payors (“Payors”), including those with organizations that represent a significant portion of our business, are subject to renegotiation or termination which could result in a decrease in our revenue and profits;
●	we depend on reimbursements by Payors, which could lead to delays and uncertainties in the reimbursement process;
●	rising cost and constraints in the supply of materials, equipment, and labor, as well as shortage of drivers and clinicians could adversely impact our results of operations and cash flow and our ability to timely serve patients;
●	possible changes in the mix of patients and products and services provided, as well as Payor mix and payment methodologies, could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity;
●	recalls of any of our products, or the discovery of serious safety issues with our products could have a significant adverse impact on our business;
●	if we are unable to provide consistently high quality of care, our business will be adversely impacted;

●	our reliance on relatively few vendors for the majority of our patient equipment and supplies and excise taxes which are to be imposed on certain manufacturers of such items could adversely affect our ability to operate;
●	the home healthcare industry is highly competitive and fragmented, with limited barriers to entry which may make it susceptible to vertical integration by manufacturers, Payors, providers (such as hospital systems) or disruptive new entrants;
●	we may be adversely affected by consolidation among health insurers and other industry participants;
●	there is an inherent risk of liability in the provision of healthcare services; damage to our reputation or our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition, or prospects;
●	the current economic uncertainty, deepening of any economic downturn, continued deficit spending by the federal government or state budget pressures may result in a reduction in payments and covered services;
●	changes in home healthcare technology and/or product and therapy innovations may make the services we currently provide obsolete or less competitive;
●	reductions in Medicare, Medicaid and commercial Payor reimbursement rates could have a material adverse effect on our results of operations and financial condition;
●	if we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations;
●	we have been, are and could become the subject of federal and state investigations and compliance reviews;
●	if we fail to maintain required licenses, certifications, or accreditation, or if we do not fully comply with requirements to provide notice to or obtain approval from regulatory authorities due to changes in our ownership structure or operation, it could adversely impact our operations;
●	a cyber-attack, a security breach, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996, consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business; and
●	affiliates of Blackstone Inc. (our “Sponsor”) are our current majority owners and their interests may conflict with ours or yours in the future.

We urge you to carefully consider the foregoing summary together with the risks discussed in Part I, Item 1A. “Risk Factors” of the 2020 Form 10-K, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

APRIA, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$216,497	$195,197
Accounts receivable	75,510	74,774
Inventories	8,066	6,680
Prepaid expenses and other current assets	24,033	24,003
TOTAL CURRENT ASSETS	324,106	300,654
PATIENT EQUIPMENT, less accumulated depreciation of $366,772 and $356,888 as of September 30, 2021 and December 31, 2020, respectively	216,756	223,972
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	21,133	25,419
INTANGIBLE ASSETS, NET	66,391	61,497
OPERATING LEASE RIGHT-OF-USE ASSETS	61,652	57,869
GOODWILL	15,580	—
EQUITY METHOD INVESTMENT	3,600	—
DEFERRED INCOME TAXES, NET	835	18,258
NOTE RECEIVABLE, RELATED PARTY	811	—
OTHER ASSETS	18,254	17,315
TOTAL ASSETS	$729,118	$704,984

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$108,653	$116,886
Accrued payroll and related taxes and benefits	53,713	55,628
Other accrued liabilities	32,218	33,513
Deferred revenue	26,886	25,821
Current portion of operating lease liabilities	21,552	23,977
Current portion of long-term debt	31,250	20,833
TOTAL CURRENT LIABILITIES	274,272	276,658
LONG-TERM DEBT, less current portion	351,142	376,389
OPERATING LEASE LIABILITIES, less current portion	40,189	35,358
OTHER NONCURRENT LIABILITIES	40,384	42,924
TOTAL LIABILITIES	705,987	731,329
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value: 100,000,000 authorized; no shares issued as of September 30, 2021 and February 10, 2021 (Note 1)
Common stock, $0.01 par value: 1,000,000,000 authorized; 35,400,884 and 35,210,915 shares issued and outstanding as of September 30, 2021 and February 10, 2021, respectively (Note 1)	354	—
Additional paid-in capital	955,283	954,087
Accumulated deficit	(932,506)	(980,432)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	23,131	(26,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$729,118	$704,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Fee-for-service arrangements	$229,293	$220,446	$676,814	$646,630
Capitation	57,904	56,314	171,936	168,298
TOTAL NET REVENUES	287,197	276,760	848,750	814,928
Costs and expenses:
Cost of net revenues:
Product and supply costs	48,809	45,192	152,723	141,563
Patient equipment depreciation	24,746	25,104	75,631	75,840
Home respiratory therapists costs	4,023	3,986	12,345	12,848
Other	4,284	4,417	12,829	13,669
TOTAL COST OF NET REVENUES	81,862	78,699	253,528	243,920
Selling, distribution and administrative	176,372	184,674	522,935	534,110
TOTAL COSTS AND EXPENSES	258,234	263,373	776,463	778,030
OPERATING INCOME	28,963	13,387	72,287	36,898
Interest expense	2,938	1,117	8,882	4,047
Interest income	(51)	(74)	(142)	(451)
Gain from derecognition of nonfinancial asset	(3,994)	—	(3,994)	—
INCOME BEFORE INCOME TAXES	30,070	12,344	67,541	33,302
Income tax expense	7,264	6,644	19,615	13,034
NET INCOME	$22,806	$5,700	$47,926	$20,268

	Three		February 10, 2021
	Months Ended		through
	September 30, 2021		September 30, 2021
Basic and diluted earnings per share:
Net income attributable to common stockholders	$22,806		$46,387
Weighted average common shares outstanding:
Basic	35,314,445		35,262,700
Diluted	38,210,958		38,077,019
Net income per common share:
Basic	$0.65		$1.32
Diluted	$0.60		$1.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Three Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	—	$—	35,256,256	$353	$956,632	$(955,312)	$1,673
Distributions	—	—	—	—	(96)	—	(96)
Stock-based compensation	—	—	—	—	1,529	—	1,529
Common stock issued upon exercise of stock appreciation rights, net of shares withheld for tax	—	—	144,628	1	(2,782)	—	(2,781)
Net income	—	—	—	—	—	22,806	22,806
Balance as of September 30, 2021	—	$—	35,400,884	$354	$955,283	$(932,506)	$23,131

	Nine Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	—	$—	$954,087	$(980,432)	$(26,345)
IPO Transactions (Note 1)	—	—	35,210,915	352	(352)	—	—
Distributions	—	—	—	—	(589)	—	(589)
Stock-based compensation	—	—	—	—	6,030	—	6,030
Common stock issued upon exercise of stock appreciation rights, net of shares withheld for tax	—	—	189,969	2	(3,893)	—	(3,891)
Net income	—	—	—	—	—	47,926	47,926
Balance as of September 30, 2021	—	$—	35,400,884	$354	$955,283	$(932,506)	$23,131

	Three Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	—	$—	—	$—	$1,162,031	$(1,012,003)	$150,028
Stock-based compensation	—	—	—	—	511	—	511
Net income	—	—	—	—	—	5,700	5,700
Balance as of September 30, 2020	—	$—	—	$—	$1,162,542	$(1,006,303)	$156,239

	Nine Months Ended
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	$1,161,087	$(1,026,571)	$134,516
Stock-based compensation	—	—	—	—	1,455	—	1,455
Net income	—	—	—	—	—	20,268	20,268
Balance as of September 30, 2020	—	$—	—	$—	$1,162,542	$(1,006,303)	$156,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APRIA, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$47,926	$20,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,400	86,484
Amortization of intangible assets	1,081	431
Non-cash lease expense	20,170	20,416
Deferred income taxes	17,423	12,149
Stock-based compensation	6,030	1,455
Amortization of deferred debt issuance costs	778	370
Loss on sale and dispositions of patient equipment and other	5,040	3,318
Gain from derecognition of nonfinancial asset	(3,994)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(736)	12,294
Inventories	(491)	432
Prepaid expenses and other assets	(790)	(7,567)
Accounts payable	(2,765)	(17,711)
Accrued payroll and related taxes and benefits	(1,915)	616
Operating lease liabilities	(21,547)	(19,300)
Deferred revenue	1,065	1,317
Legal reserve	1,250	32,525
Accrued expenses and other	(5,103)	11,442
NET CASH PROVIDED BY OPERATING ACTIVITIES	148,822	158,939
INVESTING ACTIVITIES
Purchases of patient equipment and property, equipment and improvements	(87,509)	(85,847)
Proceeds from sale of patient equipment and other	12,508	13,315
Preferred distribution from equity method investment	3,000	—
Issuance of note receivable, related party	(811)	—
Cash paid for acquisitions	(25,305)	—
NET CASH USED IN INVESTING ACTIVITIES	(98,117)	(72,532)
FINANCING ACTIVITIES
Payments on asset financing	(9,590)	(17,223)
Payments on debt	(15,625)	(3,750)
Distribution payments	(400)	—
Payments for tax withholdings from equity-based compensation activity	(3,790)	—
NET CASH USED IN FINANCING ACTIVITIES	(29,405)	(20,973)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,300	65,434
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	195,197	74,691
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216,497	$140,125

SUPPLEMENTAL DISCLOSURES—See Note 4 – Debt and Note 6 – Income Taxes for a discussion of cash paid for interest and income taxes, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS—Purchases of patient equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective period. Such amounts are included in the following period’s purchases. Unpaid purchases were $49.0 million and $55.1 million as of September 30, 2021 and December 31, 2020, respectively. Unpaid purchases include $13.5 million and $15.7 million of patient equipment and property, equipment and improvements acquired under extended payment terms as of September 30, 2021 and December 31, 2020, respectively. See Note 7 - Leases for a discussion of right-of-use assets obtained in exchange for new operating lease liabilities. The Company made a non-cash contribution of software and other intellectual property (“IP”) to a joint venture with a fair value of $9.0 million as of September 30, 2021. See Note 1 – Summary of Significant Accounting Policies for a discussion of the equity method investment. See Note 2 - Acquisitions for a discussion of unpaid contingent consideration in connections with an acquisition.

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

In connection with the completion of the Company’s initial public offering (the “IPO” or “offering”), the Company underwent a reorganization transaction (see Company Background—Initial public offering) and Apria Healthcare Group Inc. (“Apria Healthcare Group”) became an indirect wholly-owned subsidiary of the Company on February 10, 2021. As a result of the reorganization transaction, the Company directly or indirectly owns all of the equity interests in Apria Healthcare Group and is the holding company of the Company’s business. The merger was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the merger at their historical carrying amounts as reflected in the historical consolidated financial statements of Apria Healthcare Group, the accounting predecessor. Furthermore, prior to the offering, the Company’s business was conducted through Apria Healthcare Group, which did not have a common capital structure with Apria, Inc. and therefore, the Company has not presented the historical capital structure of Apria Healthcare Group within the financial statements. As such, the Company computed earnings per share (“EPS”) for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. The Company has defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through September 30, 2021. See below for a discussion of the reorganization transaction and EPS calculations.

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

Initial public offering— In February 2021, the Company completed an underwritten offering (in which an entity associated with Blackstone Inc. (the “selling stockholder”) sold an aggregate of 8,625,000 shares of common stock, including 1,125,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The Company did not receive any proceeds from the shares sold by the selling stockholder and the Company incurred offering related expenses of approximately $6.0 million, which were incurred and paid on the Company’s behalf prior to the offering by Apria Healthcare Group.

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

In connection with the IPO, the Company’s certificate of incorporation (the “Charter”) and bylaws were each amended and restated, effective on February 10, 2021. The Charter authorizes 1,000,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The Charter also authorizes 100,000,000 shares of preferred stock, par value $0.01 per share, of which there were no shares of preferred stock issued or outstanding immediately after the IPO or as of September 30, 2021.

Equity Method Investment— On August 16, 2021, the Company and a group of investors that includes the American Association for Homecare, VGM Group, Inc., AdaptHealth, LLC., Lincare Inc. and Rotech Healthcare Inc. entered into a joint venture agreement to form DMEscripts LLC, (“JV”) an independent e-prescribe company dedicated to improving the patient, prescriber and provider experience by eliminating inefficiencies and reducing paperwork. The Company contributed IP in exchange for a 40% membership interest in the JV, 50% of which is a nonvoting interest. The Company accounted for the contribution of the IP in accordance with Accounting Standards Codification (“ASC”) No. 610- 20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company’s ownership interest in the JV is a non-managing interest. The Company determined that the JV was a variable interest entity, but does not consolidate the JV because the Company was not the primary beneficiary. The Company accounts for its unconsolidated membership interest in the JV in accordance with the equity method of accounting because it exerts significant influence over but does not control the JV. Under the equity method of accounting, contributions of non-financial assets to unconsolidated joint ventures are recorded at fair value and adjusted for cash contributions, distributions received, allocations of income or loss, and other adjustments, as appropriate. There is no difference between the carrying amount of the investment and the underlying equity interest in net assets. All capital contributions and distributions of earnings from the JV are made on a pro rata basis in proportion to each member’s equity interest percentage. The Company commenced recording its allocated portion of profit or losses beginning as of September 1, 2021, with respect to its 40% membership interest in the JV. The Company received a preferred distribution of $3.0 million and has the potential to receive an additional $3.0 million if certain performance metrics are achieved within two years (“Breakeven Performance”).

In connection with the formation of the JV, the Company entered into a promissory note that evidences a line of credit (“LOC”) pursuant to a loan and security agreement (“JV Loan Agreement”), to which the Company has agreed to provide up to $3.0 million in debt funding to the JV. In accordance with the JV Loan Agreement, the LOC bears interest at the rate of 7.5% per annum. The LOC calls for monthly interest only payments until the sooner of August 16, 2025 or the borrower achieving Breakeven Performance, at which time the remaining outstanding principal amount is amortized in equal monthly installments over five years. Amounts due under the LOC may be prepaid at any time. As of September 30, 2021, the outstanding balance was $0.8 million under the LOC which was recorded as a note receivable, related party on the unaudited condensed consolidated balance sheet.

Business Combinations—The Company's acquisitions have been accounted for using the purchase method of accounting under ASC 805, Business Combinations (“ASC 805”). The Company accounts for all transactions and events in which it obtains control over a business under ASC 805 by establishing the acquisition date and recognizing the fair value of all assets acquired and liabilities assumed. The Company’s acquisitions have historically been made at prices above the fair value of identifiable net assets, resulting in goodwill.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Use of Accounting Estimates—The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Among the significant estimates affecting the unaudited condensed consolidated financial statements are those related to revenue recognition and the resulting accounts receivable, self-insurance reserves, long-lived assets, stock-based compensation, valuation of acquired intangible assets and goodwill, legal reserves and income taxes.

Fee-for-Service Net Revenues—Revenues are recognized under fee-for-service arrangements for equipment the Company rents to patients and sales of equipment, supplies and other items the Company sells to patients.

Rental and sale net revenues under fee-for-service arrangements disaggregated by each core service line item were:

	Three Months Ended September 30,
	2021			2020
			Total Fee-			Total Fee-
			For-			For-
(dollars in thousands)	Rental	Sale	Service	Rental	Sale	Service
Home respiratory therapy	$104,262	$703	$104,965	$100,231	$573	$100,804
Obstructive sleep apnea treatment	24,347	70,292	94,639	21,558	68,831	90,389
Negative pressure wound therapy	6,833	834	7,667	7,702	416	8,118
Other equipment and services	10,437	11,585	22,022	10,366	10,769	21,135
Total	$145,879	$83,414	$229,293	$139,857	$80,589	$220,446
	63.6%	36.4%	100.0%	63.4%	36.6%	100.0%

	Nine Months Ended September 30,
	2021			2020
			Total Fee-			Total Fee-
			For-			For-
(dollars in thousands)	Rental	Sale	Service	Rental	Sale	Service
Home respiratory therapy	$306,321	$2,037	$308,358	$294,874	$2,654	$297,528
Obstructive sleep apnea treatment	68,132	214,247	282,379	63,285	199,564	262,849
Negative pressure wound therapy	20,650	2,989	23,639	21,324	1,605	22,929
Other equipment and services	29,751	32,687	62,438	30,530	32,794	63,324
Total	$424,854	$251,960	$676,814	$410,013	$236,617	$646,630
	62.8%	37.2%	100.0%	63.4%	36.6%	100.0%

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

Capitation Revenues—Revenues are recognized under capitation arrangements with third-party payors for services and equipment for which the Company stands ready to provide to the members of these payors without regard to the actual services provided. The stand-ready obligation generally extends beyond one year. Revenue is recognized over the month that the members are entitled to healthcare services using the contractual rate for each covered member. The actual number of covered members may vary each month. As a practical expedient, no disclosures have been made related to the amount of variable consideration expected to be recognized in future periods under these capitation arrangements. Capitation payments are typically received in the month members are entitled to healthcare services. Contracts with a single national payor constituted 86% of total capitation revenues in the three and nine months ended September 30, 2021 and 2020.

Concentration of Credit Risk—Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 22% and 1%, respectively, of total net revenues for the three months ended September 30, 2021 and 21% and 1%, respectively, of total net revenues for the nine months ended September 30, 2021. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the three and nine months ended September 30, 2020. Contracts with two national payors each constituted 23% and 12%, of total net revenues for the three months ended September 30, 2021 and 23% and 11% of total net revenues for the nine months ended September 30, 2021. Contracts with two national payors each constituted 23% and 11% of total net revenues for the three and nine months ended September 30, 2020. No other payors represented more than 10% of the Company’s total net revenues in each of the three and nine months ended September 30, 2021 and September 30, 2020. As of September 30, 2021 and December 31, 2020, Medicare represented greater than 10% of net accounts receivable.

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

Accounts Receivable—Included in accounts receivable are earned but unbilled receivables of $15.9 million and $13.1 million as of September 30, 2021 and December 31, 2020, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Patient Equipment—Patient equipment is stated at cost less depreciation and reserves for non-recoverable and obsolete patient equipment. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in the Company’s unaudited condensed consolidated statements of income within cost of net revenues as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient equipment was $24.7 million and $25.1 million for the three months ended September 30, 2021 and 2020, respectively, and $75.6 million and $75.8 million for the nine months ended September 30, 2021 and 2020, respectively. The reserves for non-recoverable and obsolete patient equipment were $3.8 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively.

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

Given rental income is generated from such products, purchases of patient equipment are considered an investing activity when paid soon before or after purchase, while other payments made are considered a financing activity within the unaudited condensed consolidated statements of cash flows. Certain unpaid purchases are secured by a security interest in $1.8 million and $5.1 million of patient equipment as of September 30, 2021 and December 31, 2020, respectively. The net loss from the sale and disposition of patient equipment is reported as an adjustment to net income within cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.

Property, Equipment and Improvements—Property, equipment and improvements are stated at cost less depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 1 to 15 years or, for leasehold improvements, the shorter of the useful life of the asset or the remaining life of the related lease.

Capitalized Software—Capitalized software costs related to internally developed and purchased software are included in property, equipment and improvements in the unaudited condensed consolidated balance sheets and are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software or cloud computing software and payroll and benefit costs for employees directly involved in the development of internal-use software or cloud computing software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose unless the enhancement adds new functionality. Costs incurred during the preliminary and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Additions to capitalized internally developed software totaled $2.6 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense for internally developed software was $1.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.7 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets—Goodwill and indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. The Company performs the annual test for impairment for goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter.

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

Impairment charges related to goodwill, indefinite-lived intangible assets or long-lived assets were not material for the three and nine months ended September 30, 2021 and 2020.

Fair Value of Financial Instruments—Management is required to disclose the estimated fair value of certain assets and liabilities of financial instruments. Financial instruments are generally defined as cash, evidence of ownership interest in an entity or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturity. The carrying amounts of the Company’s long-term debt, including the Term Loan A Facility (the “TLA”) and Revolving Credit Facility (the “Revolver”), as of September 30, 2021, approximate fair value due to the variable rate nature of the agreements. All debt classifications represent Level 2 fair value measurements.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material subleases. The Company does not have any leases classified as a finance leasing arrangement. As such, all leases are classified as operating leases. See further discussion at Note 7 – Leases.

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

Home Respiratory Therapists Costs—Home respiratory therapists costs presented within total cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks and, accordingly, these costs are classified within SD&A expenses and were $3.6 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.3 million and $11.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Distribution Expenses—Distribution expenses totaled $32.1 million and $27.6 million for the three months ended September 30, 2021 and 2020, respectively, and $94.6 million and $87.0 million for the nine months ended September 30, 2021 and 2020, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within SD&A expenses and may not be comparable to other companies.

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

Amounts accrued as current liabilities within other accrued liabilities are as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$4,687	$4,780
Professional and general liability/vehicle	3,686	3,929
Medical insurance	2,604	2,169

Amounts accrued as long-term liabilities within other noncurrent liabilities are as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$16,594	$17,691
Professional and general liability/vehicle	5,680	6,554

Stock-Based Compensation—The Company accounts for its stock-based awards in accordance with provisions of Financial Accounting Standards Board (“FASB”) ASC No. 718, Compensation—Stock Compensation. Subsequent to the IPO, the Company has the following types of equity-based compensation awards outstanding: stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), Chief Financial Officer (“CFO”) RSUs, and stock-settled long-term incentive plan (“LTIP”) awards.

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

The Company recognizes compensation expense with respect to RSUs and PSUs, (collectively referred to as omnibus plan awards (“Omnibus Plan Awards”)), based on the fair value of the awards as measured on the grant date. Fair value is not subsequently remeasured unless the conditions on which the award was granted are modified. For time based only Omnibus Plan Awards, compensation expense for each separately vesting portion of the award is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service. For Omnibus Plan Awards with performance conditions, compensation expense is recognized over the requisite service period subject to management’s estimation of the probability of vesting of such awards.

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

Legal Reserves—The Company is involved in various legal proceedings, claims, and litigation that arise in the ordinary course of business. The Company investigates these matters as they arise and reserves for potential loss in accordance with ASC No. 450, Contingencies. Significant judgment is required in the determination of both the probability of loss and whether the amount of the loss can be reasonably estimated. Estimates are subjective and are made in consultation with internal and external legal counsel. See further discussion at Note 8 – Commitments and Contingencies.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the novel coronavirus (“COVID-19”) public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, the Company has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, to be paid in two equal installments on December 31, 2021 and December 31, 2022. As of September 30, 2021 and December 31, 2020, $14.8 million of FICA tax payments were deferred, of which $7.4 million is included in accrued payroll and related taxes and benefits and $7.4 million is included in other noncurrent liabilities on the unaudited condensed consolidated balance sheets.

Business Segments—The Company has evaluated segment reporting in accordance with FASB ASC No. 280, Segment Reporting. The Company’s chief executive officer is its chief operating decision maker. The chief operating decision maker reviews financial information about the business at the enterprise-wide consolidated level when allocating the resources of the Company and assessing business performance. Accordingly, the Company has determined that its business activities comprise a single operating and reporting segment, the home respiratory therapy/home medical equipment segment. Through its single segment, the Company focuses on three core service lines: home respiratory therapy (including home oxygen and non-invasive ventilation services); obstructive sleep apnea treatment (including continuous positive airway pressure and bi-level positive airway pressure devices, and patient support services); and negative pressure wound therapy. Additionally, the Company supplies a wide range of home medical equipment and other products and services to help improve the quality of life for patients with home care needs.

Net revenues for each core service line were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(in thousands)
Home respiratory therapy	$118,811	$113,995	$349,139	$335,277
Obstructive sleep apnea treatment	118,253	111,981	353,917	330,965
Negative pressure wound therapy	9,874	10,961	30,258	30,751
Other equipment and services	40,259	39,823	115,436	117,935
Net revenues	$287,197	$276,760	$848,750	$814,928

Earnings Per Share—Prior to the IPO, the Company’s business was conducted through Apria Healthcare Group, which did not have a common capital structure with Apria, Inc. In connection with the completion of the offering, the Company underwent a reorganization transaction in which Apria Healthcare Group Inc. became an LLC and a newly formed indirect subsidiary of the Company merged with and into Apria Healthcare Group, with Apria Healthcare Group surviving. As a result, Apria Healthcare Group became an indirect wholly-owned subsidiary of the Company. As part of the merger Apria Healthcare Group SAR units were converted to Apria, Inc. SARs and the Company’s stockholders who previously held their ownership interest prior to the IPO through Holdings (as the 100% direct owner of Apria Healthcare Group) received newly issued common shares. The conversion ratios for SARs and the three different classes of profit interest units (“PIUs”), which each had different preference rights as detailed in Note 5—Stock-Based Compensation, were determined based on the unit value implied by the per share price of common stock sold in the IPO. See further discussion at Note 1—Summary of Significant Accounting Policies – Initial Public Offering. Based on the complex nature of the reorganization transaction and based on consideration of the equity structure prior to IPO, the Company computed EPS only on a prospective basis for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. The Company has defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through September 30, 2021. Basic net income per common share represents net income attributable to common stockholders for the Post-IPO period divided by the weighted-average number of common shares outstanding during the Post-IPO period. Diluted net income per common share is similar to calculating basic net income per common share, except the denominator is increased to include the dilutive effects of stock-based awards except when doing so would be antidilutive.

The computation of net income per common share is presented below:

	Three	February 10, 2021
	Months Ended	through
(in thousands, except share and per share data)	September 30, 2021	September 30, 2021
Net income attributable to common stockholders	$22,806	$46,387

Basic weighted average number of common shares outstanding	35,314,445	35,262,700
Dilutive effect of stock-based awards	2,896,513	2,814,319
Diluted weighted average number of common shares outstanding	38,210,958	38,077,019
Basic net income per common share	$0.65	$1.32
Diluted net income per common share	$0.60	$1.22

The 79,988 CFO RSUs outstanding during the Post-IPO period were not included in the calculation of diluted EPS as they were antidilutive. 95,544 outstanding equity awards under the LTIP plan and the 87,553 PSUs were not included in the calculation of dilutive EPS as the financial performance condition had not been met as of September 30, 2021.

Apria Healthcare Group had 992,719 basic and diluted weighted average common shares outstanding for the period of January 1, 2021 through February 10, 2021 and the three and nine months ended September 30, 2020.

2.    ACQUISITIONS

The Company regularly evaluates potential acquisition opportunities and may periodically acquire businesses that will complement its existing operations and businesses. The results of operations of the acquired companies are included in the unaudited condensed consolidated statements of income from the dates of acquisition. On September 10, 2021, the Company, acquired certain assets of Airway Breathing Co., a Virginia corporation (“ABC”) for total consideration of $24.7 million in cash. ABC provides services and products in the home respiratory therapy/home medical equipment segment and provides the Company with a market expansion opportunity. At September 30, 2021, $4.7 million of the purchase price was held in escrow to secure certain indemnification obligations of the sellers. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis based on a preliminary valuation, including an estimated $0.6 million in property, equipment, and improvements, an estimated $0.9 million in inventories, an estimated $2.6 million to patient equipment, and an estimated $20.9 million to intangible assets. Intangible assets acquired primarily relate to goodwill with an estimated fair value of $15.6 million, payor relationships, with an estimated fair value of $1.5 million and an estimated weighted-average useful life of 20.0 years, and customer list and other intangible assets, with an estimated fair value of $3.8 million and an estimated weighted-average useful life of 3.0 years. The Company expects to finalize the allocation of the purchase consideration as soon as practicable. The acquisition of ABC includes contingent payments based on certain conditions after closing, which were determined to have an acquisition date fair value of $0.4 million which was recorded as a contingent liability in other noncurrent liabilities in the unaudited condensed consolidated balance sheet in connection with the Company’s acquisition accounting for ABC. Acquisition transaction costs are recorded as incurred in SD&A in the unaudited condensed consolidated statement of income and were $0.4 million in for the three and nine months ended September 30, 2021.

3.    GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill are as follows:

(in thousands)	Total
Balance as of December 31, 2020	$—
Acquisition	15,580
Balance as of September 30, 2021	$15,580

Intangible assets consist of the following:

	September 30, 2021				December 31, 2020
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(3,026)	$1,374	$4,400	$(2,880)	$1,520
Payor relationships	20.0	9,140	(4,908)	4,232	7,600	(4,623)	2,977
Customer list & other	3.0	3,785	—	3,785	—	—	—
Subtotal		17,325	(7,934)	9,391	12,000	(7,503)	4,497
Intangible assets not subject to amortization:
Trade names	—	50,000	—	50,000	50,000	—	50,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	7,000
Subtotal		57,000	—	57,000	57,000	—	57,000
Total		$74,325	$(7,934)	$66,391	$69,000	$(7,503)	$61,497

Amortization expense was $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

(in thousands)
2021 (remainder)	$590
2022	1,913
2023	1,913
2024	1,492
2025	651
Thereafter	2,832

4.    DEBT

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Term Loan A	$385,417	$401,042
Less: Current portion	(31,250)	(20,833)
Less: Unamortized debt issuance costs	(3,025)	(3,820)
Total long-term debt	$351,142	$376,389

On June 21, 2019, the Company entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a TLA of $150.0 million and a Revolver of $100.0 million. The Revolver replaced the prior Asset-Based Revolving Credit Facility which provided for revolving credit financing of up to $125.0 million. Proceeds from the TLA were used to fund a $175.0 million 2019 dividend payment to common stockholders and distribution to SARs holders.

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

(in thousands)
2021 (remainder)	$5,208
2022	36,458
2023	41,667
2024	302,084

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

As of September 30, 2021, there were $15.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $84.2 million. The Company was in compliance with all debt covenants set forth in the TLA and Revolver as of September 30, 2021.

The Company records origination and other expenses related to certain debt issuance cost as a direct deduction from the carrying amount of the debt liability. Amortization of deferred debt issuance costs are classified within interest expense in the Company’s unaudited condensed consolidated statements of income and was $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $2.7 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $8.1 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The interest rate was 2.50% as of each of September 30, 2021 and December 31, 2020.

Interest paid on debt totaled $2.6 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $8.0 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.

5.    STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized by type of award which is recorded within SD&A expenses in the unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Stock-based compensation expense by type of award:
Stock appreciation rights	$614	$511	$1,548	$1,455
Omnibus plan awards	577	—	1,224	—
CFO restricted stock units	1,057	—	3,497	—
Long-term incentive plan awards (1)	339	92	1,053	458
Total stock-based compensation expense	$2,587	$603	$7,322	$1,913

(1)	Prior to the IPO, the LTIPs were recorded as cash-based compensation expense.

Profit Interest Units— On October 28, 2008, Apria Healthcare Group was acquired by a wholly-owned affiliate of BP Healthcare Holdings LLC (“Buyer”, or “BP Healthcare”). The Buyer was controlled by private investment funds affiliated with Blackstone Inc. (the “Sponsor”). BP Healthcare and its subsidiary, Holdings, granted equity units to certain employees, Board members and a member of a subsidiary’s Board of Directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. These equity awards were issued in exchange for services to be performed.

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

As of September 30, 2021, total unrecognized compensation cost related to unvested SARs was $3.8 million, which is expected to be expensed over a weighted-average period of 2.9 years.

The following table summarizes activity for all SARs for the period from December 31, 2020 to September 30, 2021:

			Weighted-
		Weighted-	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Term	($000s)
Outstanding as of December 31, 2020	106,113	$220.42	7.0	$51,885
Converted (1)	3,660,115
Exercised	(388,206)	7.03
Forfeited	(15,189)	5.33
Outstanding as of September 30, 2021	3,362,833	$6.14	6.2	$104,298
Vested units as of September 30, 2021	2,634,480
Exercisable as of September 30, 2021	2,211,481	$6.73	5.3	$67,265

(1)	Represents the incremental SARs outstanding as a result of the conversion of Apria Healthcare Group SARs into Apria, Inc. SARs in connection with the IPO.

The total intrinsic value exercised during the nine months ended September 30, 2021 was $10.4 million.

The following table summarizes the activity for unvested shares for the period from December 31, 2020 to September 30, 2021:

		Weighted-
	Stock	Average
	Appreciation	Grant-Date
	Rights	Fair Value
Unvested as of December 31, 2020	45,266	$119.46
Converted (1)	1,561,343
Vested	(474,861)	3.48
Forfeited	(15,189)	3.26
Unvested as of September 30, 2021	1,116,559	$3.32

(1)	Represents the incremental SARs outstanding as a result of the conversion of Apria Healthcare Group SARs into Apria, Inc. SARs in connection with the IPO.

There were 20,407 Apria Healthcare Group SARs granted in the nine months ended September 30, 2020 which were converted into Apria Inc. SARs at IPO. As of September 30, 2021, there were no SARs available for future grants under the plan as no new equity-based awards will be granted under the Apria, Inc. 2015 Stock Plan.

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

	Time-Based	Time-Based	Performance		Weighted-Average
Omnibus Plan Awards	One Year Vesting	Three Year Vesting	and Time-Based	Total	Grant Date Fair Value
Unvested Omnibus Plan Awards at December 31, 2020	—	—	—	—	$—
Granted (1)	35,413	197,807	87,553	320,773	29.65
Unvested Omnibus Plan Awards at September 30, 2021(1)	35,413	197,807	87,553	320,773	$29.65
Unvested Omnibus Plan Awards expected to vest as of September 30, 2021				320,773	$29.65

(1)	Granted Omnibus Plan Awards and unvested Omnibus Plan Awards presented are based on the payout of the targeted number of shares.

As of September 30, 2021, the unrecognized compensation cost related to unvested Omnibus Plan Awards was $8.2 million, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.4 years. The Company accounts for forfeitures when they occur, and ultimately stock-based compensation expense is only recognized for awards that vest.

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

The first tranche of RSUs vested upon completion of the IPO and was settled in cash. The second tranche was settled in cash during the three months ended September 30, 2021. The remaining RSUs are settleable in cash or shares at the CFO’s election, which is outside of the control of the Company. As such, the remaining RSUs were treated as liability classified awards. The fair value was measured at the grant date and will be remeasured each reporting period until settlement. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered. As of September 30, 2021, $0.4 million was recorded within other accrued liabilities in the unaudited condensed consolidated balance sheet. Total unrecognized compensation cost related to RSUs was $1.1 million as of September 30, 2021. This amount is expected to be recognized over a weighted-average period of 0.4 years.

The following table summarizes activity for CFO RSUs for the period from December 31, 2020 to September 30, 2021:

	Restricted	Weighted-Average
	Stock	Grant-Date
	Units	Fair Value
Balance as of December 31, 2020	—	$—
Granted at IPO	159,976	21.60
Vested and paid	(119,982)	21.60
Unvested and outstanding as of September 30, 2021	39,994	$21.60

Long-Term Incentive Plan—The Company has a long-term incentive plan to incentivize free cash flow improvement and the transformational changes needed to position the Company properly for the future. The Company has awarded long-term incentive awards to executive officers and other key management employees.

The offering triggered a pre-existing provision under the Company’s 2019 LTIP pursuant to which the incentive awards will be settled in shares of the Company’s common stock. The maximum number of shares to be issued was determined by dividing the amount of each executive’s earned award by the volume-weighted average price of a share of common stock over the first 20 trading days following the offering. Awards granted under the 2019 LTIP have a maximum share count of 193,350 as of September 30, 2021. The offering was accounted for as a modification and, as such, the 2019 LTIP awards were reclassified from a liability to an equity classified award in connection with the IPO. As such, the estimated plan liability for services rendered during the term of the awards of $2.2 million, which was recorded within other noncurrent liabilities in the audited consolidated balance sheet as of December 31, 2020, was reclassed to additional paid-in capital in the unaudited condensed consolidated financial statements as of September 30, 2021.

As of September 30, 2021, total estimated unrecognized compensation cost related to the LTIP was $1.0 million. This amount is expected to be recognized over a weighted-average period of 1.0 years.

The following table summarizes maximum share count activity under LTIP awards for the period from December 31, 2020 to September 30, 2021 as it is probable that the Company will achieve the maximum free cash flow payout level under the plan:

		Weighted-
	Long-Term	Average
	Incentive	Grant-Date
	Plan	Fair Value
Balance as of December 31, 2020	—	$—
Conversion at IPO	199,004	22.11
Forfeited	(5,654)	22.11
Balance as of September 30, 2021	193,350	$22.11

6.    INCOME TAXES

The Company’s effective tax rate was 24.2% for the three months ended September 30, 2021 compared to 53.8% for the three months ended September 30, 2020. The Company’s effective tax rate was 29.0% for the nine months ended September 30, 2021 compared to 39.1% for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, the Company’s effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation, and non-deductible public offering costs offset by excess tax benefits related to equity-based compensation. For the nine months ended September 30, 2020, the Company’s effective tax rate differed from federal and state statutory rates primarily due to non-deductible expenses for tax purposes.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes and tax losses and credit carryforwards. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2021, management evaluated all positive and negative evidence related to its valuation allowance, including its three years of cumulative pretax income and its projected income, and determined that there is sufficient positive evidence to conclude that it is more likely than not that net deferred taxes of $0.8 million and $18.3 million as of September 30, 2021 and December 31, 2020, respectively, are realizable.

The Company accounts for its tax uncertainties under GAAP. For the nine months ended September 30, 2021, no material changes occurred with respect to the Company’s tax uncertainties that would require disclosure.

The Company does not expect any material changes to its tax uncertainties within the 12-month rolling period ending September 30, 2022.

Net income tax payments were $1.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $3.1 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively.

7.    LEASES

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

Significant components of lease expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$8,584	$9,306	$26,351	$27,962
Variable lease expense	6,017	6,072	18,006	17,392
Short-term lease expense	585	379	1,630	904
Total lease expense	$15,186	$15,757	$45,987	$46,258

The following table summarizes supplemental information related to the Company’s operating leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,745	$7,709	$23,398	$21,794
Right-of-use assets obtained in exchange for new operating lease liabilities	9,944	6,250	23,953	15,165
Weighted average remaining lease term	3.3 years	3.0 years	3.3 years	3.0 years
Weighted average discount rate	3.7%	4.9%	3.7%	4.9%

8.    COMMITMENTS AND CONTINGENCIES

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

The government had alleged that Apria violated the FCA by submitting false claims seeking reimbursement for NIVs which were not being used, or not being used sufficiently, by patients, for NIVs which were being used pursuant to physician orders on a device setting which was available from other less expensive devices, and for improperly waiving co-pays to induce beneficiaries to rent NIVs. To resolve any potential liability, Apria agreed to enter into a civil settlement agreement with the government and paid $40.0 million to the federal government and the states during the year ended December 31, 2020. Apria separately agreed with the relators and paid approximately $3.6 million during the year ended December 31, 2020 to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 ILL. COMP. STAT. 92/1 et seq. Apria also agreed with the California Department of Insurance to pay $0.5 million, which was paid during the three months ended

March 31, 2021, to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, CAL. INS. CODE § 1871 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. The expense is included in SD&A expenses in the unaudited condensed consolidated statements of income and was $0.0 million and $19.7 million for the three months ended September 30, 2021 and 2020, respectively, and $0.0 million and $32.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Supplier Concentration—Approximately 77% of purchases for patient equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses of revenue, which could adversely affect the Company’s consolidated financial condition or operating results. In June 2021, one of the Company’s suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (“FDA”) has since identified this as a Class I recall, the most serious category of recall. In addition, from time to time, the Company enters into exclusive arrangements with certain suppliers to provide patient equipment and supplies.

Purchase Obligations—In April 2009, the Company entered into a ten-year information technology services agreement to outsource certain information systems functions. Effective February 2020, the agreement was amended a second time to extend the agreement through January 2024. If the Company terminated the agreement, the required obligation to the vendor would be approximately $4.4 million for services during the 120-day cancellation notice period plus termination fees.

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

9.    CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

DMEscripts LLC— In connection with the formation of the JV, the Company entered into a promissory note that evidences a LOC pursuant to a JV Loan Agreement, to which the Company has agreed to provide up to $3.0 million in debt funding to the JV. In accordance with the JV Loan Agreement, the LOC bears interest at the rate of 7.5% per annum. The LOC calls for monthly interest only payments until the sooner of August 16, 2025 or the borrower achieving Breakeven Performance, at which time the remaining outstanding principal amount is amortized in equal monthly installments over five years. Amounts due under the LOC may be prepaid at any time. As of September 30, 2021, the outstanding balance of $0.8 million under the LOC was recorded as a note receivable, related party on the unaudited condensed consolidated balance sheet. In addition, the Company has $0.4 million of accounts receivable due from the JV pursuant to a transition services agreement included within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

Commercial Transactions with Sponsor’s Portfolio Companies:

Change Healthcare—In December 1999, the Company entered into an agreement with Change Healthcare, a company affiliated with the Sponsor since 2011, to perform various revenue and payment cycle management functions. The Company paid Change Healthcare approximately $0.8 million for the three months ended September 30, 2021 and 2020, and $2.2 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts included in accounts payable were $0.5 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.

BREIT Industrial Canyon PA1W01 LLC—In May 2018, the Company began paying BREIT Industrial Canyon, a subsidiary of Blackstone Real Estate Income Trust, Inc., which is a non-exchange traded, perpetual life real estate investment trust externally managed by an affiliate of the Sponsor, which had acquired a property for which the Company is in a lease agreement through October 2023. The Company paid BREIT Industrial Canyon approximately $0.2 million for the three months ended September 30, 2021 and 2020, and $0.8 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. The discounted operating lease liability for the remaining noncancelable lease term is $1.3 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

Mphasis—In September 2019, the Company entered into an 87-month agreement with Mphasis, a Company affiliated with the Sponsor since 2016, to perform various technology related services previously performed by another outsource vendor. The Company has the right to terminate for convenience with a minimum three-month notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $1.1 million for services during the three-month cancellation notice period. The Company paid Mphasis approximately $1.7 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $4.3 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts included in accounts payable were $0.8 million and $0.4 million as of September 30, 2021 and December 31, 2020, respectively.

Alight Solutions—In December 2019, the Company entered into an agreement with Alight Solutions, a Company affiliated with the Sponsor since 2017, to perform services related to the deployment of a new financial management system. The Company also entered into a three-year post-implementation support contract that is expected to begin prior to the end of 2021. The Company paid Alight approximately $0.3 million and $0.2 for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts included in accounts payable were $0.4 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.

Blue Yonder— Blue Yonder, a Company affiliated with the Sponsor, provides software solutions for supply chain planning optimization. On September 17, 2021, Blue Yonder was sold. The Company paid Blue Yonder, approximately $0.0 million for the three and nine months ended September 30, 2021 through the transaction date, and $0.0 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. No amounts were included in accounts payable as of September 30, 2021 and December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Apria, Inc. (the “Company,” “our,” or “we”) and its subsidiaries financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Certain factors that could cause such differences are discussed in Part I, Item 1A. “Risk Factors” in the 2020 Form 10-K, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form10-Q for the quarterly period ended June 30, 2021, and “Cautionary Note Regarding Forward-Looking Statements” in this report.

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

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material adverse impact on our consolidated operating results for the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, we experienced declines in net revenues in certain services associated with elective medical procedures and the disruption in physician practices (such as commencement of new CPAP services, ventilation therapy, negative pressure wound therapy, and other equipment and services) and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, we have experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen) and increased sales in our resupply business (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders). In response, we instituted temporary cost mitigation measures such as reduced hours and management of variable labor and operating costs. In addition, as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, we experienced an increase in Medicare reimbursement rates from March 6, 2020 to the end of the public health emergency and a suspension of Medicare sequestration from May 1, 2020 through December 31, 2021 (resulting in a 2% increase in Medicare payments to all providers) resulting in a temporary increase in net revenues for certain products and services.

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

In 2021, the global economy has, with certain setbacks, begun reopening, and wider distribution of vaccines will likely encourage greater economic activity. Nevertheless, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery. We are closely monitoring the impact of the COVID-19 pandemic, including the emergence of variant strains of the virus, on our business. While economic conditions have improved significantly from the initial outbreak of the virus, given the ongoing nature of the pandemic it is difficult to predict the future impact COVID-19 may have on our business, results of operations, financial position and cash flows.

Impact of Philips Respironics Recall

In June 2021, one of our suppliers, Philips Respironics, announced a voluntary recall (“Recall”) for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (“FDA”) has since identified this as a Class I recall, the most serious category of recall. Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, our management team has devoted, and will likely continue to devote, substantial time and resources to coordinating recall-related activity and to supporting our home healthcare patients’ needs. This Recall may cause us to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The Recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.

We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the Recall. There is an equipment shortage in our industry and the Recall or other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity. See Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2021.

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

Gross Margin. Gross margin is gross profit expressed as a percentage of net revenues. Our gross margin is impacted by Payor and product mix, fluctuations in pricing of supplies, equipment and accessories, as well as reimbursement levels.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. We use the non-GAAP financial information of earnings, before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as key profitability measures to evaluate the business. Refer to the “Non-GAAP financial information” section below for further detail, including a table reconciling each of such measures to net income, the most directly comparable accounting principles generally accepted in the United States of America (“GAAP”) measure. The below table sets forth net income, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for each of the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$22,806	$5,700	$47,926	$20,268
EBITDA	$56,859	$42,111	$158,768	$123,813
Adjusted EBITDA	$60,962	$64,995	$173,588	$162,765
Adjusted EBITDA less Patient Equipment Capex	$38,922	$38,570	$107,766	$99,283

Results of Operations

Comparison of Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020.

The following table summarizes our consolidated results of operations:

	Three Months Ended September 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Net revenues	$287,197	$276,760	$10,437	3.8%
Cost of net revenues, including related depreciation	81,862	78,699	3,163	4.0%
Gross margin	205,335	198,061	7,274	3.7%
Selling, distribution and administrative	176,372	184,674	(8,302)	(4.5)%
Total costs and expenses	258,234	263,373	(5,139)	(2.0)%
Operating income	28,963	13,387	15,576	116.4%
Interest expense	2,938	1,117	1,821	163.0%
Interest income	(51)	(74)	23	(31.1)%
Gain from derecognition of nonfinancial asset	(3,994)	—	(3,994)	—%
Income tax expense	7,264	6,644	620	9.3%
Net income	$22,806	$5,700	$17,106	300.1%

Net Revenues. Net revenues for the three months ended September 30, 2021 were $287.2 million compared to $276.8 million for the three months ended September 30, 2020, an increase of $10.4 million or 3.8%. The increase in net revenues for the three months ended September 30, 2021 was primarily due to growth in home respiratory therapy and OSA treatment net revenues despite equipment shortages due to the Recall or other supply chain disruptions. Our core services comprise total net revenues as follows:

	Three Months Ended September 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Home respiratory therapy	$118,811	$113,995	$4,816	4.2%
OSA treatment	118,253	111,981	6,272	5.6%
NPWT	9,874	10,961	(1,087)	(9.9)%
Other equipment and services	40,259	39,823	436	1.1%
Net revenues	$287,197	$276,760	$10,437	3.8%

Net revenues for the three months ended September 30, 2021 increased primarily due to the following:

●	Home respiratory therapy. Net revenues increased 4.2% primarily due to increased volume of patients requiring oxygen therapy during the COVID-19 pandemic and higher reimbursement levels. The increase was partially offset by lower ventilation therapy revenues due to a reduction in the commencement of new services during the COVID-19 pandemic, as well as, equipment shortages resulting from the Recall.
●	OSA treatment. Net revenues increased 5.6% primarily due to higher volume and reimbursement in OSA treatment and related supplies despite experiencing equipment shortages due to the Recall or other supply chain disruptions.
●	NPWT. Net revenues decreased 9.9% primarily due to lower revenues resulting from reduced patient volumes.
●	Other equipment and services. Net revenues increased 1.1% primarily due to an increase in reimbursement levels.

Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 22% and 1%, respectively, of total net revenues for the three months ended September 30, 2021 and 21% and 1%, respectively, of total net revenues for the three months ended September 30, 2020.

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. Cost of net revenues for the three months ended September 30, 2021 was $81.9 million compared to $78.7 million for the three months ended September 30, 2020, an increase of $3.2 million or 4.0%. The increase in cost of net revenues for the three months ended September 30, 2021 was primarily due to increased product and supply costs partially offset by lower patient equipment depreciation as described below. Our cost of net revenues was as follows:

	Three Months Ended September 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Product and supply costs	$48,809	$45,192	$3,617	8.0%
Patient equipment depreciation	24,746	25,104	(358)	(1.4)%
Home respiratory therapists costs	4,023	3,986	37	0.9%
Other	4,284	4,417	(133)	(3.0)%
Total cost of net revenues	$81,862	$78,699	$3,163	4.0%

Product and supply costs increased primarily to support increased volume in OSA treatment supplies and increased costs for non-recoverable patient equipment.

Patient equipment depreciation costs decreased primarily as a result of lower sleep equipment to support volume partially offset by increased equipment purchases to support higher oxygen therapy volume.

Gross Margin. Gross margin for the three months ended September 30, 2021 was 71.5% compared to 71.6% for the three months ended September 30, 2020, a decrease of 10 basis points. The gross margin decrease was primarily driven by an increase in capitation contract utilization as we experienced a decline in utilization during the COVID-19 pandemic in the prior year, which was partially offset by higher reimbursement levels.

Selling, Distribution and Administrative. SD&A expenses for the three months ended September 30, 2021 were $176.4 million compared to $184.7 million for the three months ended September 30, 2020, a decrease of $8.3 million or 4.5%. SD&A expenses for the three months ended September 30, 2021 were 61.4% of total net revenues compared to 66.7% of total net revenues for the three months ended September 30, 2020. The decrease was primarily due to a $19.7 million reduction in one-time expense associated with the settlement of a series of civil investigative demands in the prior year and a special recognition bonus in prior year. See further discussion at Note 8 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information. The decrease was partially offset by increased variable costs associated with volume growth, higher self-insurance medical expense, higher distribution expense and increased costs associated with being a public company.

Interest Expense. Interest expense for the three months ended September 30, 2021 was $2.9 million compared to $1.1 million for the three months ended September 30, 2020, an increase of $1.8 million or 163.0% primarily due to higher outstanding debt.

Gain From Derecognition of Nonfinancial Asset. Gain from derecognition of nonfinancial asset for the three months ended September 30, 2021 was $4.0 million resulting from a contribution of software and other intellectual property to a joint venture in exchange for a 40% membership interest. See Note 1 – Summary of Significant Accounting Policies for a discussion of the equity method investment.

Income Tax Expense. Income tax expense for the three months ended September 30, 2021 was $7.3 million compared to $6.6 million for the three months ended September 30, 2020, an increase of $0.6 million or 9.3%. Our effective tax rate was 24.2% and 53.8% for the three months ended September 30, 2021 and 2020, respectively. The change in income tax expense was primarily a result of an increase in taxable operating income offset by deductions for equity-based compensation. For the three months ended September 30, 2021, the effective tax rate differed from federal and state statutory rates primarily due to excess tax benefits related to equity-based compensation, offset by non-deductible executive compensation.

Comparison of Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020.

The following table summarizes our consolidated results of operations:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Net revenues	$848,750	$814,928	$33,822	4.2%
Cost of net revenues, including related depreciation	253,528	243,920	9,608	3.9%
Gross margin	595,222	571,008	24,214	4.2%
Selling, distribution and administrative	522,935	534,110	(11,175)	(2.1)%
Total costs and expenses	776,463	778,030	(1,567)	(0.2)%
Operating income	72,287	36,898	35,389	95.9%
Interest expense	8,882	4,047	4,835	119.5%
Interest income	(142)	(451)	309	(68.5)%
Gain from derecognition of nonfinancial asset	(3,994)	—	(3,994)	—%
Income tax expense	19,615	13,034	6,581	50.5%
Net income	$47,926	$20,268	$27,658	136.5%

Net Revenues. Net revenues for the nine months ended September 30, 2021 were $848.8 million compared to $814.9 million for the nine months ended September 30, 2020, an increase of $33.8 million or 4.2%. The increase in net revenues for the nine months ended September 30, 2021 was primarily due to growth in home respiratory therapy and OSA treatment net revenues. The increase was partially offset by reduced demand for certain products and services associated with elective medical procedures and the disruption in physician practices (such as commencement of new ventilation therapy and other equipment and services) during the COVID-19 pandemic as well as equipment shortages due to the Recall or other supply chain disruptions. The increase in net revenues was also due to higher reimbursement levels and increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality, partially offset by reductions in commercial Payor reimbursement rates. Our core services comprise total net revenues as follows:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Home respiratory therapy	$349,139	$335,277	$13,862	4.1%
OSA treatment	353,917	330,965	22,952	6.9%
NPWT	30,258	30,751	(493)	(1.6)%
Other equipment and services	115,436	117,935	(2,499)	(2.1)%
Net revenues	$848,750	$814,928	$33,822	4.2%

Net revenues for the nine months ended September 30, 2021 increased primarily due to the following:

●	Home respiratory therapy. Net revenues increased 4.1% primarily due to increased volume of patients requiring oxygen therapy, higher reimbursement levels, as well as increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality. The increase was partially offset by lower ventilation therapy revenues due to a reduction in the commencement of new services during the COVID-19 pandemic, and equipment shortages due to the Recall.
●	OSA treatment. Net revenues increased 6.9% primarily due to volume growth in OSA treatment supplies and equipment despite recent equipment shortages due to the Recall or other supply chain disruptions. The increase was also due to higher reimbursement levels.
●	NPWT. Net revenues decreased 1.6% primarily due to lower allocation of capitation revenues.
●	Other equipment and services. Net revenues decreased 2.1% primarily due to a reduced patient volumes, as well as, a lower allocation of capitation revenues partially offset by higher reimbursement levels.

Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the nine months ended September 30, 2021 and September 30, 2020.

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. Cost of net revenues for the nine months ended September 30, 2021 was $253.5 million compared to $243.9 million for the nine months ended September 30, 2020, an increase of $9.6 million or 3.9%. The increase in cost of net revenues for the nine months ended September 30, 2021 was primarily due to increased product and supply costs, offset by lower other costs and lower home respiratory therapists costs as described below. Our cost of net revenues was as follows:

	Nine Months Ended September 30,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Product and supply costs	$152,723	$141,563	$11,160	7.9%
Patient equipment depreciation	75,631	75,840	(209)	(0.3)%
Home respiratory therapists costs	12,345	12,848	(503)	(3.9)%
Other	12,829	13,669	(840)	(6.1)%
Total cost of net revenues	$253,528	$243,920	$9,608	3.9%

Product and supply costs increased primarily to support increased volume in OSA treatment supplies.

Home respiratory therapists costs decreased primarily due to reduced demand for ventilation therapy, as well as, operational efficiencies during the COVID-19 pandemic.

Other costs decreased as a result of a lower volume of sales or title transfers to patients driven by contractual requirements during the COVID-19 pandemic.

Gross Margin. Gross margin for the nine months ended September 30, 2021 and September 30, 2020 was flat at 70.1%. Higher reimbursement levels and increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality were offset by a decrease in commercial Payor reimbursement rates and an increase in capitation contract utilization in the current year.

Selling, Distribution and Administrative. SD&A expenses for the nine months ended September 30, 2021 were $522.9 million compared to $534.1 million for the nine months ended September 30, 2020, a decrease of $11.2 million or 2.1%. SD&A expenses for the nine months ended September 30, 2021 were 61.6% of total net revenues compared to 65.5% of total net revenues for the nine months ended September 30, 2020. The decrease was primarily due a $32.5 million reduction in a one-time expense associated with the settlement of a series of civil investigative demands in the prior year, a special recognition bonus in prior year, and lower current year incentive compensation. See further discussion at Note 8 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information. The decrease was partially offset by higher variable costs associated with volume growth, and higher costs associated with being a public company.

Interest Expense. Interest expense for the nine months ended September 30, 2021 was $8.9 million compared to $4.0 million for the nine months ended September 30, 2020, an increase of $4.8 million or 119.5% primarily due to higher outstanding debt.

Gain From Derecognition of Nonfinancial Asset. Gain from derecognition of nonfinancial asset for the nine months ended September 30, 2021 was $4.0 million resulting from a contribution of software and other intellectual property to a joint venture in exchange for a 40% membership interest. See Note 1 – Summary of Significant Accounting Policies for a discussion of the equity method investment.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2021 was $19.6 million compared to $13.0 million for the nine months ended September 30, 2020, an increase of $6.6 million or 50.5%. Our effective tax rate was 29.0% and 39.1% for the nine months ended September 30, 2021 and 2020, respectively. The change in income tax expense was primarily a result of an increase in taxable operating income. For the nine months ended September 30, 2021, the effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation, and non-deductible public offering costs offset by excess tax benefits related to equity-based compensation.

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

As permitted under the CARES Act, we have elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. The amount deferred as of September 30, 2021 was $14.8 million.

Cash Flow. The following table presents selected data from our unaudited condensed consolidated statement of cash flows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$148,822	$158,939
Net cash used in investing activities	(98,117)	(72,532)
Net cash used in financing activities	(29,405)	(20,973)
Net increase in cash and cash equivalents	21,300	65,434
Cash and cash equivalents at beginning of period	195,197	74,691
Cash and cash equivalents at end of period	$216,497	$140,125

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020. Net cash provided by operating activities for the nine months ended September 30, 2021 was $148.8 million compared to $158.9 million for the nine months ended September 30, 2020, a decrease of $10.1 million. The decrease in net cash provided by operating activities was primarily the result of the following:

●	$45.1 million net decrease in cash resulting from the change in operating assets and liabilities, net of effects from acquisitions, due primarily to a decrease in legal reserves of $31.3 million, a decrease in cash provided by accrued expenses and other of $16.5 million, and a decrease in cash provided by accounts receivable of $13.0 million, partially offset by a decrease in cash used for accounts payable of $14.9 million and a decrease in cash used for prepaid expenses and other assets of $6.8 million; partially offset by
●	$27.7 million increase in net income; and
●	$7.3 million increase in adjustments to reconcile net income to net cash primarily due to an increase in stock-based compensation of $4.6 million and use of deferred tax assets increased $5.3 million, offset by a $4.0 million gain from derecognition of nonfinancial asset.

Net cash used in investing activities for the nine months ended September 30, 2021 was $98.1 million, compared to $72.5 million for the nine months ended September 30, 2020, an increase in cash used of $25.6 million. The primary use of funds in the nine months ended September 30, 2021 was $87.5 million to purchase patient equipment and property, equipment and improvements and $25.3 million cash paid for acquisitions, which was partially offset by proceeds from the sale of patient equipment and other of $12.5 million and preferred distributions from equity method investment of $3.0 million. The primary use of funds in the nine months ended September 30, 2020 was $85.8 million to purchase patient equipment and property, equipment and improvements, which was partially offset by proceeds from the sale of patient equipment and other of $13.3 million.

Net cash used in financing activities for the nine months ended September 30, 2021 was $29.4 million compared to $21.0 million for the nine months ended September 30, 2020, an increase in cash used of $8.4 million. Net cash used in financing activities for the nine months ended September 30, 2021 primarily reflected payments on long-term debt of $15.6 million, payments on asset financing of $9.6 million, and payments on tax withholdings from equity-based compensation activity of $3.8 million. Net cash used in financing activities for the nine months ended September 30, 2020 primarily reflected payments on asset financing of $17.2 million and payments on long-term debt of $3.8 million.

Non-GAAP Financial Information.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. EBITDA is a non-GAAP measure that represents net income for the period before the impact of interest income, interest expense, other income and expense, income taxes, and depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures, tax positions, the cost and age of tangible assets and the extent to which intangible assets are identifiable. Adjusted EBITDA is a non-GAAP measure that represents EBITDA before certain items that impact comparison of the performance of our business either period-over-period or with other businesses. We use Adjusted EBITDA as a key profitability measure to assess the performance of our business. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our business.

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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$22,806	$5,700	$47,926	$20,268
Interest (income) expense and other, net	(1,107)	1,043	4,746	3,596
Income tax expense	7,264	6,644	19,615	13,034
Depreciation and amortization	27,896	28,724	86,481	86,915
EBITDA	$56,859	$42,111	$158,768	$123,813
Strategic transformation initiatives:
Simplify(a)	$—	$322	$—	$1,159
Financial system(b)	340	351	1,081	1,414
Other initiatives(c)	75	54	114	99
Stock-based compensation one-time award at IPO(d)	1,057	—	3,497	—
Stock-based compensation(e)	1,530	606	3,825	1,929
Legal settlements(f)	—	19,725	1,750	32,525
Acquisition costs(g)	402	—	402	—
Offering costs(h)	699	1,826	4,151	1,826
Adjusted EBITDA	$60,962	$64,995	$173,588	$162,765
Patient Equipment Capex	(22,040)	(26,425)	(65,822)	(63,482)
Adjusted EBITDA less Patient Equipment Capex	$38,922	$38,570	$107,766	$99,283

(a)	Simplify represents one-time advisory fees and implementation costs associated with a key 2019 business transformation initiative focused on shifting to a patient-centric platform and optimizing end-to-end customer service.
(b)	Costs associated with the implementation of a new financial system.
(c)	Other initiatives include one-time costs associated with customer service initiatives in 2020 and costs associated with moving the corporate headquarters in 2021.
(d)	The offering resulted in a one-time restricted stock unit (“RSUs”) grant to our CFO. The RSUs vest in tranches and are classified as liability awards since each tranche of RSUs can be settled in either cash or shares of our common stock at the CFO’s election. The first tranche of RSUs vested upon completion of the IPO and was settled in cash. The second tranche was settled in cash during the three months ended September 30, 2021. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered until settlement.
(e)	Stock-based compensation has historically been granted to certain of our employees and non-employee directors in the form of profit interest units of Apria Holdings LLC, RSUs, performance-based RSUs, and SARs. For time-based only RSUs and SARs, compensation expense for each separately vesting portion of the award is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service. For RSUs with performance conditions, compensation expense is recognized over the requisite service period subject to management’s estimation of the probability of vesting of such awards. Stock compensation also includes expense related to our long-term incentive plan awards which will be settled in stock.
(f)	In 2021, the amount represents the final settlement amount of a claim brought under the Private Attorneys General Act of California. In 2020, the amount represents the increase in the settlement amount in relation to a series of civil investigative demands from the United States Attorney’s Office for the Southern District of New York. See further discussion at Note 8 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information.
(g)	Acquisition costs include one-time costs associated with the acquisition of certain assets of Airway Breathing Co.
(h)	Offering costs represent one-time costs relating to public offerings. As we did not receive any proceeds from the offerings, these costs were expensed as incurred in SD&A expenses in the unaudited condensed consolidated statements of income.

Contractual Obligations. There were no material changes to our contractual obligations from what we previously disclosed in our 2020 Form 10-K.

Accounts Receivable. Accounts receivable increased to $75.5 million as of September 30, 2021 from $74.8 million at December 31, 2020, an increase of $0.7 million. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, net by the rolling average of total net revenues) were 30 days at September 30, 2021 compared to 29 days at December 31, 2020.

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $15.9 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required Payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability.

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

(in thousands)
2021 (remainder)	$5,208
2022	36,458
2023	41,667
2024	302,084

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

As of September 30, 2021, no amounts were outstanding under the Revolver, there were $15.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $84.2 million. We were in compliance with all debt covenants set forth in the TLA and Revolver as of September 30, 2021.

In accordance with ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, we record origination and other expenses related to certain debt issuance costs as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using the straight-line method over the stated life, which approximates the effective interest rate method. Amortization of deferred debt issuance costs are classified within interest expense in our unaudited condensed consolidated statements of income and was $0.8 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $8.1 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. The interest rate was 2.50% as of September 30, 2021 and December 31, 2020. Interest paid on debt totaled $8.0 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed the policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2020 Form 10-K. Except for the new critical accounting policy below, there have been no material changes in the Company’s critical accounting policies as compared to the critical accounting policies described in the Company’s 2020 Form 10-K.

Business Combinations—Our acquisitions have been accounted for using the purchase method of accounting under ASC 805, Business Combinations (“ASC 805”). We account for all transactions and events in which we obtain control over a business under ASC 805 by establishing the acquisition date and recognizing the fair value of all assets acquired and liabilities assumed. Our acquisitions have historically been made at prices above the fair value of identifiable net assets, resulting in goodwill.

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the Credit Facility. Our letter of credit fees and interest accrued on our debt borrowings carry a floating interest rate which is tied either to Adjusted LIBOR or alternative base rate plus their respective applicable margin and therefore are exposed to changes in interest rates. As of September 30, 2021, there was $385.4 million outstanding on the TLA, $15.8 million outstanding letters of credit, and additional availability under the Revolver, net of letters of credit outstanding, was $84.2 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Item 1 can be found under Note 8 – Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. Except for the revised risk factor in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K. The risks described in our 2020 Form 10-K and subsequent 10-Qs are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021

APRIA, INC.

By:	/s/ Daniel J. Starck
Name: Daniel J. Starck
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Debra L. Morris
Name: Debra L. Morris
Title: Chief Financial Officer
(Principal Financial Officer)