Form 10-K
period 2021-12-31
Apria, Inc.
filed 2022-03-01
CIK 1735803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From               To

Commission file number: 001-40053

Apria, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4937641
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
7353 Company Drive, Indianapolis, Indiana	46237
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800) 990-9799

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.01 Par Value per Share	APR	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (based on the closing price per share as reported on the Nasdaq Stock Market LLC on the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $419.2 million.

As of February 18, 2022, there were 35,644,827 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this Form 10-K will be included in an amendment to this Form 10-K, which will be filed within 120 days after the registrant’s fiscal year ended December 31, 2021.

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

Risk Factor Summary

Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in Part I, Item 1A. “Risk Factors” in this report.

●	the failure to complete the transaction announced on January 7, 2022 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cashflows;
●	the ongoing COVID-19 pandemic, including the emergence of variant strains of the virus, and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan;
●	our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
●	our contracts with third-party healthcare payors, including government and commercial payors (“Payors”), including those with organizations that represent a significant portion of our business, are subject to renegotiation or termination which could result in a decrease in our revenue and profits;
●	we depend on reimbursements by Payors, which could lead to delays and uncertainties in the reimbursement process;
●	possible changes in the mix of patients and products and services provided, as well as Payor mix and payment methodologies, could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity;
●	recalls of any of our products, either voluntarily or at the direction of the Food and Drug Administration (the “FDA”) or another governmental authority, or the discovery of serious safety issues with our products could have a significant adverse impact on our business;
●	if we are unable to provide consistently high quality of care, our business will be adversely impacted;

●	our reliance on relatively few vendors for the majority of our patient equipment and supplies and excise taxes which are to be imposed on certain manufacturers of such items could adversely affect our ability to operate;
●	the home healthcare industry is highly competitive and fragmented, with limited barriers to entry which may make it susceptible to vertical integration by manufacturers, Payors, providers (such as hospital systems) or disruptive new entrants;
●	we may be adversely affected by consolidation among health insurers and other industry participants;
●	there is an inherent risk of liability in the provision of healthcare services; damage to our reputation or our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition, or prospects;
●	the current economic uncertainty, deepening of any economic downturn, continued deficit spending by the federal government or state budget pressures may result in a reduction in payments and covered services;
●	changes in home healthcare technology and/or product and therapy innovations may make the services we currently provide obsolete or less competitive;
●	reductions in Medicare, Medicaid and commercial Payor reimbursement rates could have a material adverse effect on our results of operations and financial condition;
●	if we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations;
●	we have been, are and could become the subject of federal and state investigations and compliance reviews;
●	if we fail to maintain required licenses, certifications, or accreditation, or if we do not fully comply with requirements to provide notice to or obtain approval from regulatory authorities due to changes in our ownership structure or operation, it could adversely impact our operations;
●	a cyber-attack, a security breach, or the improper disclosure or use of protected health information could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), consumer protection, common law or other legal theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business; and
●	affiliates of Blackstone Inc. (our “Sponsor”) own approximately 39.9% of our outstanding common stock and our Sponsor’s interests may conflict with ours or yours in the future.

We urge you to carefully consider the foregoing summary together with the risks discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context requires otherwise:

●	“Apria,” the “Company,” “we,” “us” and “our” refer (1) prior to the consummation of the IPO and the pre-IPO reorganization transactions, to Apria Healthcare Group LLC (“Apria Healthcare Group”), the historical holding company of our business, and its consolidated subsidiaries and (2) after the consummation of our February 2021 initial public offering (the “IPO”) and certain pre-IPO reorganization transactions, to Apria, Inc. and its consolidated subsidiaries, including Apria Healthcare Group;

●	“Blackstone” or “Sponsor” refer to investment funds associated with, or managed or designated by, Blackstone Inc., and their permitted successors and assigns;

●	“CBP” and “DMEPOS CBP” refers to the DMEPOS competitive bidding program;

●	“CMS” refers to the Centers for Medicare and Medicaid Services;

●	“DMEPOS” refers to Medicare durable medical equipment, prosthetics, orthotics and supplies;

●	“GAAP” refers to generally accepted accounting principles in the United States of America;

●	“Medicare beneficiaries” refers to Medicare beneficiaries other than those participating in Medicare through the Medicare Advantage program;

●	“Payors” refers to third-party healthcare payors, including government and commercial payors;

●	“pre-IPO owners” refer to our Sponsor together with other owners of Apria Healthcare Group prior to our IPO; and

●	“The Joint Commission” refers to a nationally recognized, independent organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers.

PART I

Item 1. Business

Apria

We are a leading provider of integrated home healthcare equipment and related services in the United States. We offer a comprehensive range of products and services for in-home care and delivery across three core service lines: (1) home respiratory therapy (including home oxygen and non-invasive ventilation (“NIV”) services); (2) obstructive sleep apnea (“OSA”) treatment (including continuous positive airway pressure (“CPAP”) and bi-level positive airway pressure devices, and patient support services); and (3) negative pressure wound therapy (“NPWT”). Additionally, we supply a wide range of home medical equipment and other products and services to help improve the quality of life for patients with home care needs. Our revenues are generated through fee-for-service and capitation arrangements with Payors for equipment, supplies, services and other items we rent or sell to patients. Through our offerings, we also provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We are focused on being the industry’s highest-quality provider of home healthcare equipment and related services, while maintaining our commitment to being a low-cost operator. We offer a compelling value proposition to patients, providers and Payors by allowing patients to receive necessary care and services in the comfort of their own home, while, at the same time, reducing the costs of treatment. We generated over $1.1 billion of net revenue in 2021, of which approximately 83% was from home respiratory therapy and OSA treatment, service categories in which we believe we have a leading market position.

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

Our product and service offerings are distinguished by the complexity and sophistication required in their clinical delivery, logistical coordination and payment arrangements. We offer patients and providers differentiated clinical service, leveraging our protocols and expertise to improve outcomes across our service lines. With an expansive network of delivery technicians and therapists that is not readily replicated, we are able to provide home healthcare therapies that require high-touch service, providing a bridge from the acute care setting to the home. In 2021, we served over 2 million patients, made over 2.4 million deliveries and conducted approximately 736,000 clinician interactions with our patients.

Pending Merger with Owens & Minor Inc. (“Owens & Minor”)

On January 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Owens & Minor under which Owens & Minor will acquire Apria for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. The transaction is subject to customary closing conditions and other regulatory approvals and the approval of our stockholders and is expected to close during the first half of 2022. See further discussion at Note 13 – Subsequent Event in our audited financial statements. and “Item 1A. Risk Factors – Risks Related to Proposed Merger – The failure to complete the transaction announced on January 7, 2022 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.”

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

●	providing in-home delivery, set-up and maintenance of equipment and/or supplies;
●	educating patients and caregivers about health conditions or illnesses and providing instructions about home safety, self-care and the proper use of equipment;
●	monitoring therapy compliance and intervening to enhance compliance;
●	clinical monitoring of complex respiratory service patients’ individualized treatment plans;
●	reporting patient progress and status to the physician, national and regional insurers and/or managed care organizations; and
●	processing claims to Payors on behalf of patients.

The following table sets forth a summary of total net revenues by service line, expressed as percentages of total net revenues:

	Year Ended December 31,
	2021	2020	2019
Home respiratory therapy	40.8%	40.9%	40.0%
OSA treatment	41.9	41.0	40.3
NPWT	3.5	3.9	3.9
Other equipment and services	13.8	14.2	15.8
Total	100%	100%	100%

Home Respiratory Therapy. $467.4 million, $453.8 million and $435.7 million, or 40.8%, 40.9% and 40.0%, of our net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

We employ a nationwide clinical staff of approximately 410 respiratory care professionals, including home respiratory therapists who perform patient assessments and set-ups for highly complex clinical equipment, and provide direct patient care, monitoring and 24-hour support services under physician-directed treatment plans and in accordance with our proprietary program.

OSA Treatment. $480.2 million, $454.4 million and $438.6 million, or 41.9%, 41.0% and 40.3%, of our net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

We are one of the largest providers of OSA therapy devices, including CPAP and bi-level positive airway pressure devices, and patient support services in the United States. The incidence and diagnosis of OSA continues to increase in the United States. We believe that the strength of our position in this market is partly due to our significant presence in the commercial Payor market, since the initial diagnosis of OSA typically occurs among adults between the ages of 35 and 65 rather than the population served by Medicare. To manage our significant new and recurring patient volumes in a cost-effective, clinically sound manner, we developed an innovative care model, which includes initial delivery and instructional services, an ongoing customer service relationship, and offering sleep supplies to patients for convenience purposes and continuing to provide such supplies to the patients into the future. We believe that an increasing focus on our user-friendly e-commerce platform will help contribute to this provision of sleep supplies. In addition, we operate a comprehensive patient compliance model to ensure that commercially insured patients and Medicare beneficiaries adhere to their therapy according to their physician’s prescription and the established guidelines for reimbursement, and a Payor compliance and monitoring model. The patient compliance model includes both one-on-one patient education and teaching performed in group settings, as well as remote monitoring technologies.

NPWT. $40.5 million, $43.0 million and $42.1 million, or 3.5%, 3.9% and 3.9%, of our net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Other Equipment and Services. $157.2 million, $157.5 million and $172.5 million, or 13.7%, 14.2% and 15.8%, of our net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Commercial Payors. National and regional insurers and managed care organizations continue to represent a significant portion of our business and we have long-standing relationships with most of the commercial Payors that we contract with. For the year ended December 31, 2021, approximately 78% of our revenue was from commercial Payors (which includes all Payors other than government Payors), including approximately 24% from Kaiser Foundation Health Plan, Inc. One additional third-party Payor accounts for more than 10% of our revenues for the year ended December 31, 2021. Most of our commercial Payor contracts have two to five year terms with an automatic extension unless it otherwise terminates. Most of our commercial Payor contracts are based on price – we generally do not have contracted volume. We believe that our long-term relationships with national and regional insurers and managed care organizations provides considerable stability to our business. We have more than 1,600 agreements in place with various commercial Payors, from large nationals to regional and local Payors. For the year ended December 31, 2021, approximately 59% of our revenues were from commercial Payors with whom we have been contracted for over 20 years.

Medicare. For the year ended December 31, 2021, approximately 21% of our revenue was from servicing patients with traditional Medicare coverage. While in previous rounds of the DMEPOS CBP we had CBP contracts in many of the competitive bidding areas (“CBAs”), in recent years, we have reduced our reliance on Medicare business in response to the expansion of the DMEPOS CBP. CMS made a number of improvements when implementing the latest round of the DMEPOS CBP, beginning on January 1, 2021 (“Round 2021”). Round 2021 was originally expected to include a number of products in our product lines. However, CMS announced on October 27, 2020 that only two out of the original 16 product categories would be included in Round 2021 of the DMEPOS CBP. Accordingly, none of our products will be subject to the DMEPOS CBP for the three-year period in which Round 2021 is in effect, and we are not restricted from supplying our products in any regions of the country during this period. Nonetheless, we have maintained critical mass with traditional Medicare to maintain flexibility and growth.

Sales and Marketing

Our sales and marketing strategy is tailored around our Payors and referral sources. In order to effectively serve our Payors and referral sources, we have a managed care sales team and a field sales team. As of December 31, 2021, we employed approximately 26 managed care sales professionals whose primary responsibilities are to build and maintain existing referral relationships with Payors and negotiate Payor pricing and contract terms. We also employed approximately 330 sales professionals whose primary responsibilities are to obtain new referrals and to maintain existing referral relationships for all of our service lines. We provide our sales professionals with the necessary clinical and technical training to represent our service offerings. Our sales structure and strategies are designed to adapt to changing market factors and will continue to adjust as further changes in the industry occur. While in most cases the ultimate referral decision is made by an individual referral source, our relationships with commercial Payors are important to ensure broad market access given that most of our patients are their members.

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

Organization and Operations

Organization. Our approximately 6,400 employees deliver home healthcare products and services to patients in their homes and to other care sites with the support of our approximately 280 branch locations, six regional distribution and repair centers, consolidated billing team, delivery fleet and qualified delivery professionals and clinical employees. Our home respiratory therapy, OSA treatment, NPWT and other equipment and service lines are organized into geographic divisions and markets that provide management oversight.

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

We believe that we are not wholly dependent upon any single product supplier and that our product needs can be met by several similar suppliers if any one supplier became unable to continue our current business relationship. Our sourcing strategy leverages relationships with industry-leading suppliers but maintains competition and standardization that allows us to source from any supplier in a given category. However, a change in suppliers could cause delays in service delivery. In June 2021, one of the Company’s suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (“FDA”) has since identified this as a Class I recall, the most serious category of recall. We have since onboarded another supplier to help meet our equipment needs.

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

Medicare and Medicaid Revenues. For the year ended December 31, 2021, approximately 21% and 1% of our net revenues were reimbursed under arrangements with Medicare and state Medicaid programs, respectively. Contracts with two national payors each represented more than 10% of the Company's total net revenues constituting 24% and 11% of total net revenues for the year ended December 31, 2021. Kaiser Foundation Health Plan, Inc. represented approximately 24% of our revenues during the period. The majority of our revenues are derived from rental income on equipment rented and related services provided to patients, and the sales of equipment, supplies and other items we sell to patients for patient care under fee-for-service arrangements.

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

Round 2021 contracts became effective January 1, 2021 and are expected to extend through December 31, 2023. For each CBA included in Round 2021, providers submitted bids in September 2019 to CMS offering to supply certain covered items of DME in the CBA at certain prices. A number of products in our product lines originally were included on the list of products subject to Round 2021, including oxygen and oxygen equipment, CPAP devices and RADs, nebulizers and NPWT pumps. Although NIVs were originally included in the list of products subject to Round 2021, on April 9, 2020, CMS announced that the NIV product category was removed from Round 2021 due to the COVID-19 pandemic. By removing NIVs from Round 2021, any Medicare-enrolled DMEPOS supplier can furnish any of the types of ventilators covered under the Medicare program. On October 27, 2020, CMS announced further revisions to Round 2021 of the DMEPOS CBP. Namely, only two out of the original 16 product categories, off-the-shelf (“OTS”) back braces and OTS knee braces, were included in Round 2021 of the DMEPOS CBP. All other product categories were removed from Round 2021. Accordingly, there are no longer any products in our product lines included on the list of products subject to Round 2021 of the DMEPOS CBP.

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

Medicare Fee Schedule for DMEPOS and CPI Adjustments. DMEPOS items that are not subject to the CBP are paid for under the Medicare DMEPOS fee schedule. The fee schedule amounts are calculated on a statewide basis. Further, the fee schedule amounts are updated annually by the percentage increase in the Consumer Price Index for all Urban Consumers (“CPI-U”) and adjusted by the change in economy-wide productivity that is equal to the 10-year moving average of changes in the annual economy-wide private non-farm business Multi-Factor Productivity (“MFP”). For 2022, the CPI-U percentage increase is 5.4% and the MFP adjustment is 0.3%, resulting in a net increase of 5.1% for the update factor that is applied to the DMEPOS fee schedule amounts.

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

During the temporary gap in the DMEPOS CBP, from January 1, 2019 through December 31, 2020, CMS established separate fee schedule adjustment methodologies for three geographic areas: (1) other non-CBAs (those that are not defined as rural or non-contiguous), (2) rural/non-contiguous areas, and (3) former CBAs. In the “other non-CBAs” category, the payment amounts for DMEPOS items have been adjusted based on 100% of the Adjusted Fee Schedule amount. Because the SPAs generated from the DMEPOS CBP competitions expired on January 1, 2019, the Adjusted Fee Schedule amount has been increased each year by the percentage change in the CPI-U for the 12-month period ending June 30 of the year prior to the update going into effect. Accordingly, the Adjusted Fee Schedule was increased by 1.6% for 2020, by 0.6% for 2021, and by 5.4% for 2022. In rural/non-contiguous areas, the payment amounts for DMEPOS items are based on a blended rate of 50% of the non-Adjusted Fee Schedule amount and 50% of the Adjusted Fee Schedule amount. The Adjusted Fee Schedule amount of the blended rate also has been increased each year, by 1.6% for 2020, by 0.6% for 2021, and by 5.4% for 2022. In former CBAs, the payment amounts for DMEPOS items are based on the lower of the supplier’s charge for the item or fee schedule amounts that are based on the SPAs that were in effect in the CBA before the CBP contract ended, increased by the projected percentage change in the CPI-U for the 12-month period on the date after the contract period ended. Accordingly, for 2019, the fee schedule amounts were based on the SPAs in effect on December 31, 2018 for each specific CBA, increased by 2.5%; for 2020, the fee schedule amounts were increased by 2.4%; for 2021, the fee schedule amounts were increased by 0.6%; and for 2022, the fee schedule amounts were increased by 5%.

In addition, for items provided in CBAs that were included in Round 2021, but were not awarded contracts, the 2022 fee schedule amounts were increased by 5% (the projected percentage change in the CPI-U for the 12-month period ending January 1, 2022).

For items provided in CBAs that were included in Round 2021, but were not awarded contracts, the 2022 fee schedule amounts were increased by 5% (the projected percentage change in the CPI-U for the 12-month period ending January 1, 2022).

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act introduced a new blended rate for DMEPOS items furnished in “other non-CBAs” that is based on 25% of the non-Adjusted Fee Schedule amount and 75% of the Adjusted Fee Schedule amount, effective March 6, 2020 through the end of the COVID-19 pandemic. For rural/non-contiguous areas, the payment amount for DMEPOS items will continue to be based on a blended rate of 50% of the non-Adjusted Fee Schedule amount and 50% of the Adjusted Fee Schedule amount until December 31, 2020 or the end of the COVID-19 pandemic, whichever is later. The COVID-19 pandemic has not ended yet, and therefore the payment adjustments required by the CARES Act are still in effect.

In December 2021, CMS issued a final rule establishing methodologies for adjusting the fee schedule payment amounts for DMEPOS items furnished in non-CBAs, effective February 28, 2022 or the date immediately following the duration of the public health emergency period (which was recently extended to expire on April 16, 2022), whichever is later. CMS will continue paying suppliers the 50/50 blended rate for furnishing DMEPOS items in rural/non-contiguous areas and will pay 100% of the Adjusted Fee Schedule amount in “other non-CBAs”. For former CBAs, CMS will pay the SPAs that were in effect in the CBA before the CBP contract ended, increased by the projected percentage change in the CPI-U for the 12-month period on the date after the contract period ended. Similarly, for items that were originally included in Round 2021 but for which contracts were not awarded, CMS will continue to pay the SPAs that were in effect in the CBA before the CBP contract ended with annual CPI-U adjustments, until those items are competitively bid again in future rounds of the CBP.

We furnish DMEPOS items in both rural/non-contiguous areas, as well as “other non-CBAs”. While some relief has been provided for rural/non-contiguous areas and, recently, but only on a temporary basis, to “other non-CBAs” through the CARES Act, the overall impact has been a reduction in payments for DMEPOS items in these areas that reflect competitively bid prices. See “Item 1A—Risk Factors— Risks Related to Regulation and Litigation – Reductions in Medicare, Medicaid and commercial Payor reimbursement rates and/or exclusion from markets or product lines, including due to the DMEPOS CBP, could have a material adverse effect on our results of operations and financial condition.”

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

Medicare reimbursement for oxygen and oxygen equipment is limited to a maximum of 36 months within a 60-month service period. The supplier that billed Medicare for the 36th month of service continues to be responsible for the beneficiary’s oxygen therapy needs for months 37 through 60, and generally there is no additional reimbursement for oxygen-generating portable equipment for these later months. CMS does not separately reimburse DMEPOS suppliers for any oxygen tubing, cannulas and supplies that may be required for the beneficiary. The DMEPOS supplier is required to keep the equipment provided in working order and in some cases, CMS will provide reimbursement for repair costs. At the end of the five-year useful life of the equipment, the beneficiary may obtain replacement equipment and, if he or she can be requalified for the Medicare benefit, a new maximum 36-month payment cycle would begin for the next 60 months of service. Unlike capped rental items, the oxygen equipment always remains the property of the DMEPOS supplier. Note that, for 2019, CMS added a new oxygen payment class and set the rental payment for portable liquid oxygen equivalent to the rental payment made for portable concentrators and transfilling equipment. CMS also added a new payment class for high-flow portable liquid oxygen contents when a patient’s prescribed flow rate exceeds 4 liters per minute. This new high-flow oxygen content class allows for the continuation of high-flow oxygen volume adjustment payments beyond the initial 36 months of continuous use. CMS implemented these changes in a budget neutral manner. The Consolidated Appropriations Act, 2021 eliminates the budget neutrality requirement for separate classes and separate national limited monthly payment rates established for any item of oxygen and oxygen equipment, effective April 1, 2021. Accordingly, in 2021 and 2022, CMS has adjusted the fee schedule amounts to remove the percentage reduction necessary to meet the budget neutrality requirement for certain items of oxygen and oxygen equipment for claims with dates of service on or after April 1, 2021.

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

On July 22, 2020, CMS conducted a virtual Medicare Evidence Development & Coverage Advisory Committee (“MEDCAC”) meeting to review the evidence specific to the home use of noninvasive positive pressure ventilation by patients with chronic respiratory failure consequent to chronic obstructive pulmonary disease (“COPD”). Devices to be considered are home mechanical ventilators, bi-level positive airway pressure (BPAP) devices, and CPAP devices. Following the MEDCAC panel, an informal Technical Expert Panel (“TEP”) led by the American College of Chest Physicians (“CHEST”) with representatives from the American Association for Respiratory Care (“AARC”), the American Thoracic Society (“ATS”), and the American Academy of Sleep Medicine (“AASM”) was convened to develop recommendations to inform CMS coverage policy regarding the use of at-home NIV devices for patients in five diagnostic categories. The five categories include: (1) Bilevel Transition from CPAP When Therapeutic Benefit Was Not Achieved; (2) Severe COPD; (3) Hypoventilation Syndrome; (4) Thoracic Restrictive Disorders; and (5) Complex/Central Sleep Apnea. The outcomes and recommendations of the TEP were published on July 30, 2021. Together, the efforts of the MEDCAC panel and the TEP are likely to be used by CMS to shape a Medicare national coverage determination (“NCD”) related to the use of at-home NIV devices in COPD patients in the future.

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

In order to ensure that Medicare beneficiaries only receive medically necessary items and services, the Medicare program has adopted a number of documentation requirements. Additionally, to ensure compliance with Medicare, the DME MACs conduct pre- and post-payment audits or other types of inquiries, and request patient records and other documentation, to support claims we submit for payment for services and products we render to Medicare beneficiaries. These audits typically involve a complex medical review, by CMS, or its designated contractors and representatives, of documentation supporting the services and products provided. In connection with a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers. Obtaining these medical records in connection with a claims audit may be challenging and, in any event, all of these records are subject to further examination, interpretation and dispute by the auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare coverage or reimbursement requirements for the claims, we could be subject to denials or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that such an audit results in major discrepancies of claims records which lacked medical necessity, CMS may be entitled to take additional corrective measures, including extrapolation of audit results across a wider population of claims, submission of recoupment demands for claims other than those examined in the audit, or placing the provider on a full pre-payment review.

Face-to-Face Provisions for DMEPOS. In November 2012, CMS issued a final rule that implemented a provision of the PPACA establishing requirements for a face-to-face encounter with a Medicare beneficiary and written orders prior to delivery for certain items of DMEPOS. As written, the final rule would have required a physician to document that the physician, or a nurse practitioner, physician assistant, or clinical nurse specialist, had a face-to-face encounter with the beneficiary prior to issuing a written order to the beneficiary for certain DMEPOS items. The MACRA eliminated this face-to-face requirement as originally written, and revised the requirement to be that a physician, nurse practitioner, physician assistant, or clinical nurse specialist must document they have written an order for a DMEPOS item pursuant to a face-to-face encounter with the beneficiary, but that encounter could have occurred anytime within the six months before the order was written for the DMEPOS item.

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

Prior Authorization Rules for DMEPOS. In December 2015, CMS issued a final rule to require prior authorization (“PA”) by Medicare for certain DMEPOS items that the agency characterizes as frequently subject to unnecessary utilization. The final rule specifies a master list of DMEPOS items that potentially could be subject to PA and CMS updates this master list annually. The first two DMEPOS items requiring PA are two types of power wheelchairs (single and multiple power options) and in March 2017 the DME MACs began accepting PA requests for these items. The PA final rule did not create any new clinical documentation requirements; instead, the same information necessary to support Medicare payment was required, but simply prior to the DMEPOS item being furnished to the Medicare beneficiary.

CMS has established a list of DMEPOS items frequently subject to unnecessary utilization. Items on this list could be subject to PA as a condition of Medicare payment. Since 2012, CMS also has maintained a list of categories of DMEPOS items that require face-to-face encounters with practitioners and written orders before the DMEPOS supplier may furnish the items to Medicare beneficiaries. In a final rule published in November 2019, CMS combined these two lists to create a single, unified “master list” that CMS will use to identify DMEPOS items for which face-to-face encounters, written orders prior to delivery, and/or PA will be required. This expanded master list increases the number of DMEPOS items potentially eligible to be subject to prior authorization, face-to-face encounters, and written order prior to delivery requirements as a condition of payment. In January 2022, CMS issued a notice updating the DMEPOS items included on the master list, identifying the initial list of DMEPOS items for which face-to-face encounters and written orders prior to delivery are required, and adding certain DMEPOS items to the PA list.

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

The 21st Century Cures Act accelerated the implementation of the omnibus spending bill passed in December 2015 that requires state Medicaid agencies to match Medicare reimbursement rates for certain durable medical equipment items, including oxygen, to be effective beginning January 1, 2018. Through passage of the 21st Century Cures Act, Congress added section 1903(i)(27) to the SSA, which prohibits federal Medicaid reimbursement to states for certain durable medical equipment expenditures that are, in the aggregate, in excess of what Medicare would have paid for such items. As such, a state’s Medicaid expenditures for DME items that are subject to this provision will be determined in the aggregate and any expenditures in excess of what Medicare would have paid for such items in the aggregate, either on a fee schedule basis or under its competitive bidding process, are not eligible for federal financial participation. CMS issued guidance through a federal register notice published on November 28, 2017 and in a state Medicaid director letter dated December 27, 2017 regarding state implementation of this Medicaid program requirement. However, most states did not take the appropriate action before this became effective on January 1, 2018. States then worked to enact changes to their fee schedules. In addition, states considered whether to make such changes retroactive to January 1, 2018. The impact of this Medicaid program requirement has varied by state, depending on how much the state’s Medicaid fee-for-service rate differs from the applicable Medicare rate.

On January 30, 2020, CMS, on behalf of the Trump Administration, announced a new opportunity called the Healthy Adult Opportunity (“HAO”) to support states with greater flexibility to improve the health of their Medicaid populations. According to the Trump Administration, the HAO “emphasizes the concept of value-based care while granting states with extensive flexibility to administer and design their programs within a defined budget.” As a part of HAO, CMS encourages states to implement evidence-based payment and delivery system reforms, including a combination of fee-for-service and managed care delivery systems that can be altered over the course of the demonstration. On January 8, 2021, CMS approved Tennessee’s block grant waiver amendment application, which CMS stated leverages many of the flexibilities outlined in the HAO guidance released in 2020. However, this waiver approval is facing legal challenges and, consistent with President Biden’s January 28, 2021 Executive Order on Strengthening Medicaid and the Affordable Care Act, the Biden Administration is likely to significantly modify or repeal the HAO.

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

HIPAA / HITECH / Federal and State Consumer Protection and Privacy and Security Requirements. HIPAA is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) (enacted under the American Recovery and Reinvestment Act of 2009) further limited how covered entities, business associates and business associate subcontractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems. In addition, HIPAA and the PPACA require healthcare providers, health plans, payors, and other HIPAA-covered entities to use the electronic standard transactions, operating rules, code sets and unique identifiers that have been adopted through regulation by the Secretary. Under the 21st Century Cures Act, Congress authorized the HHS Office of the National Coordinator for Health Information Technology (“ONC”) to engage in rulemaking that would drive interoperability, prohibit information blocking, and provide timely access to health information through standardized application programming interfaces (APIs) to seamlessly coordinate care, improve outcomes and reduce the cost of care. CMS also finalized regulations under their authority to regulate Medicare and Medicaid managed care plans, qualified health plans offered on the federally-facilitated Exchange, and hospitals that improve patient access to their health information and encourage provider-to-provider and payor-to-payor exchanges of health information that are designed to reduce the burden on payors and providers. Due to the public health emergency (which has periodically been extended and most recently was extended to expire on April 16, 2022) and in response to the healthcare industry’s need to focus on responding to COVID-19, both CMS and ONC exercised their enforcement discretion to allow for flexibility with respect to compliance and applicability of their respective Interoperability and Patient Access rules. Then, in October 2020, ONC published an Interim Final Rule that extended the applicability date for the Information Blocking provisions until April 2021. The Interim Final Rule also laid out a compliance timeline that extends through December 31. 2023. In addition, in December 2020, the HHS Office for Civil Rights (“HHS OCR”) proposed changes to the HIPAA Privacy Rule that have the potential to impact patients, covered entities, and business associates. Certain of the proposed changes are focused on the patient right of access requirements and processes, while other proposed changes would impact how covered entities may share information and would relax the requirements for providers to document how their Notice of Privacy Practices is provided to patients.

We are subject to HIPAA as a covered entity. HIPAA also applies to business associates of covered entities, which are individuals and entities that provide services for or on behalf of those covered entities. We enter into contracts with our business associates that provide services to us to require those business associates to safeguard PHI in accordance with the requirements of HIPAA and HITECH and sometimes enter into contracts as the business associate of another covered entity. In addition, we may be impacted by the ONC Interoperability and Information Blocking Rules and the CMS Interoperability and Patient Right of Access Rules (collectively “the Interoperability Rules”), or we may participate in a health information exchange or network, and will have to follow the rules for information exchange that are influenced by the Interoperability Rules. However, at this time we do not believe Apria is required to comply with these rules. Since the majority of the health care providers that we coordinate care for our patients with are required to comply with the Interoperability Rules, it is likely that we will choose to comply with this new regulatory framework in the future.

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

Further, federal and state consumer laws are being applied increasingly by the Federal Trade Commission (“FTC”) and state enforcement authorities, to regulate the collection, use and disclosure of personal information or patient health information, and to ensure that appropriate data safeguards are implemented by business and organizations that are maintaining personal information about individuals. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered businesses to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. In November 2020, Californians approved the California Privacy Rights Act (the “CPRA”), which modified and expanded the CCPA and established a new California Privacy Protection Agency. The CPRA established January 1, 2023 as the new compliance date for most of the other substantive provisions of the CPRA. See “Item 1A—Risk Factors” below for additional information. Virginia and Colorado have enacted similar laws to provide for the protection of consumer privacy, while numerous other states have similar laws under consideration. In addition, courts also may adopt the standards for fair information practices promulgated by the FTC that concern consumer notice, choice, security and access.

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

Enforcement of Healthcare Fraud and Abuse Laws. The federal government, and its various state counterparts, have made policy decisions to continue increasing the financial resources allocated to enforcing healthcare fraud and abuse laws. In fact, at the federal level, enforcement actions under the Biden Administration have increased. Commercial Payors also have increased their level of scrutiny of healthcare claims, in an effort to identify and prosecute fraudulent and abusive practices in the healthcare industry. Violation of these federal and state laws can result in the imposition of criminal and civil monetary penalties, as well as exclusion from participation in federal and state healthcare programs. Exclusion for a minimum of five years is mandatory for a conviction, and the presence of aggravating circumstances in a case can lead to an even longer period of exclusion. The federal government also has the discretion to exclude providers for certain conduct even absent a criminal conviction. Such conduct includes, but is not limited to, participation in a fraud scheme, payment or receipt of kickbacks and/or failing to provide services of a quality that meets professionally recognized standards. The HHS OIG also has authority under certain circumstances to suspend or terminate Medicare billing privileges during the course of an investigation.

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

Despite the breadth of the AKS prohibitions, there are only a limited number of statutory exceptions that protect various common business transactions and arrangements from prosecution. In addition, the HHS OIG has published safe harbor regulations, with the most recent major modifications occurring in 2020, that outline other types of arrangements that also are deemed protected from prosecution under the AKS, provided all applicable criteria are met. The failure to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement in question violates the AKS; rather, these arrangements could be subject to greater scrutiny by enforcement agencies. A determination that a financial arrangement violates the AKS could subject us to liability under the SSA, including civil and criminal penalties, as well as exclusion from participation in federal healthcare programs such as Medicare and Medicaid.

In order to obtain additional clarification on the AKS, a provider can obtain written interpretative advisory opinions from the HHS OIG regarding existing or contemplated transactions. Pursuant to a new HHS Final Rule effective February 10, 2022, the HHS OIG will have more flexibility to issue advisory opinions and potentially provide industry stakeholders with greater transparency regarding factors that the government may consider in evaluating compliance with certain federal fraud and abuse laws and distinguishing between similar arrangements. Under the revised regulations, OIG will no longer be barred from issuing an advisory opinion when an arrangement presented in an advisory opinion involves conduct that is the same or substantially the same as conduct that is under investigation or subject to a governmental proceeding. Advisory opinions are binding as to HHS but only with respect to the requesting party or parties. The advisory opinions are not binding as to other governmental agencies (e.g., the DOJ) and certain matters (e.g., whether certain payments made in conjunction with conduct seeking to meet certain safe harbor protections are at fair market value) are not within the purview of an advisory opinion.

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

Physician Self-Referral Prohibitions. The federal physician self-referral law, commonly referred to as the “Stark Law,” prohibits a physician (and certain other healthcare professionals) from making a referral of Medicare and Medicaid patients for a designated health service to an entity, such as us, if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment and pharmacy items and services. In addition, the term “financial relationship” is broadly defined to include any ownership or investment interest, or compensation arrangement, pursuant to which a physician receives remuneration from the provider at issue. The Stark Law prohibition applies regardless of the reasons for the financial relationship and the referral; and, therefore, unlike the AKS, an intent to violate the law is not required. Violations of the Stark Law may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs. The Stark Law contains a number of statutory and regulatory exceptions intended to protect certain types of transactions and business arrangements from penalty. In order to qualify an arrangement under a particular Stark Law exception, compliance with all of the exception’s requirements is necessary. Since the Stark Law was enacted in 1989, there have continued to be ongoing changes and clarifications to a number of the provisions in the legislation and regulations. In 2019, the 2020 Physician Fee Schedule final rule finalized changes to the Stark advisory opinion process, amending the process such that HHS will not pursue sanctions against any party to an arrangement that CMS determines is “indistinguishable in all material aspects” from an arrangement described in a favorable advisory opinion. The final rule allows individuals and entities to rely on advisory opinions as “non-binding guidance.” In addition, in 2020, CMS issued a final rule, “Modernizing and Clarifying the Physician Self-Referral Regulations,” which creates new permanent exceptions to the Stark Law for value-based arrangements, as well as provides additional guidance on several key requirements that must be met in order for physicians and healthcare providers to comply with the Stark Law, though the implementation of some of these changes has been delayed. For example, compensation provided to a physician by another healthcare provider generally must be at fair market value, and the final rule provides guidance on how to determine if compensation meets this requirement. The Stark Law has also been subject to varying, and sometimes contradictory, decisions by the courts.

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

The federal government has used the FCA to prosecute a wide variety of alleged false claims and other frauds allegedly perpetrated against Medicare, Medicaid and other federal and state funded healthcare programs. In addition, violation of other statutes (such as the AKS) can be considered to trigger violations of the FCA. In December 2020, HHS announced the establishment of an FCA Working Group to enhance HHS’ partnership with DOJ to combat those who seek to defraud HHS programs. Based on this development, there may be an increase in enforcement coordination between HHS and DOJ in pursuing actions under the FCA. DOJ’s total Fiscal Year 2021 False Claims Act settlements and judgments was the second largest annual total in False Claims Act history, and the largest since 2014.

On December 18, 2020, a federal judge approved a civil and administrative settlement Apria entered into with the United States and certain state Medicaid programs, in a complaint filed by three relators under the qui tam provisions of the FCA, 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of NIVs. Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the states of California and Illinois related to NIV covered by private insurers. The matter had been pending since 2017.

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

Marketing and Transparency Reporting Laws. Because of the products and services that we provide to patients, we are subject to certain federal and state laws and regulations regarding our marketing activities and the nature of our interactions with physicians and other healthcare providers. For example, the federal Physician Payments Sunshine Act (“Sunshine Act”) requires manufacturers of, and distributors that hold title to, certain drugs, devices, biologics, and medical supplies covered by Medicare, Medicaid, or the Children’s Health Insurance Program, to annually report information related to (i) payments or other transfers of value made to physicians, nurse practitioners, physician assistants, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives, and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members. Similar reporting requirements have also been enacted on the state level. In addition, laws may require us to comply with certain codes of conduct, limit or report certain marketing expenses and disclose certain physician and other provider arrangements. Violations of these laws and regulations, to the extent they are applicable, could subject us to civil and criminal fines and penalties, as well as possible exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. From time to time, we may be the subject of investigations or audits, or be a party to litigation which alleges violations of these laws and regulations. If any of those allegations were successfully asserted against us, there could be a material adverse effect on our business, financial condition and results of operations.

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

The DOJ also updated its guidance to Criminal Division prosecutors regarding how to evaluate an organization’s compliance program when making charging decisions (the “2020 DOJ Revisions”). The 2020 DOJ Revisions guidance focuses on three fundamental questions for prosecutors to consider when evaluating corporate compliance programs: (1) whether the corporation’s compliance program is well designed; (2) whether the corporation’s compliance program is being applied earnestly and in good faith (i.e., is the program adequately resourced and empowered to function effectively); and (3) whether the corporation’s compliance program works in practice. The major emphasis in the 2020 DOJ Revisions guidance is that corporations must continue to review and update their corporate compliance programs in light of changing circumstances within the organization and also within the industries in which the corporation operates.

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

Facility and Clinician Licensure. Various federal and state authorities and clinical practice boards regulate the licensure of our facilities and clinical specialists working for us, either directly as employees or on a per diem or contractual basis. Regulations and requirements vary from state to state. We are committed to complying with all applicable licensing requirements and maintain centralized functions to manage over 2,000 facility licenses and/or permits that are required to operate our business.

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

Nevertheless, the core tenets of the Health Reform Laws remain in effect with several exceptions. The individual mandate penalty was eliminated beginning in 2019 through the Tax Cuts and Jobs Act of 2017. In addition, on December 20, 2019, the Further Consolidated Appropriations Act, 2020 was signed into law which repealed several provisions that were included in the Health Reform Laws to pay for the increased federal spending associated with the Health Reform Laws. Specifically, Congress: (i) repealed the Medical Device Excise Tax, which imposed a 2.3% excise tax on manufacturers, producers and importers of certain medical devices; (ii) repealed the health insurance tax, which applies to most fully insured plans, beginning in 2021; and (iii) repealed the so-called Cadillac Tax, which imposed an excise tax of 40% on premiums for employer-sponsored individuals and families that exceeded a certain minimum threshold. Prior to these changes Congress had passed a short-term spending bill as part of the Continuing Appropriations Act of 2018 that delayed the implementation of these provisions and eliminated the Independent Payment Advisory Board, which was a 15-member panel of healthcare experts created by the Health Reform Laws and tasked with making annual cost-cutting recommendations for Medicare if Medicare spending exceeded a specified growth rate.

The Health Reform Laws also are the subject of ongoing litigation. In particular, a collection of 20 state governors and state attorneys general (subsequently two states have dropped out) filed a lawsuit against the federal government in the Northern District of Texas seeking to enjoin the entire Health Reform Laws following the elimination of the individual mandate penalty in 2019. The District Court ruled that without the penalty the individual mandate was unconstitutional and that all other provisions of the Health Reform Laws should be overturned as well. The U.S. Court of Appeals for the 5th Circuit affirmed the trial court’s decision; however, instead of deciding whether the rest of the PPACA must be struck down, the 5th Circuit sent the case back to the trial court for additional analysis. In March of 2020 the United States Supreme Court granted cert in the case and heard oral arguments on November 10, 2020. On June 17, 2021, the Supreme Court held that the plaintiffs lacked standing and reversed the Fifth Circuit’s judgment in respect to standing, vacated the Fifth Circuit’s judgment, and remanded the case with instructions to dismiss the case. Subsequently the Fifth Circuit vacated the judgement of the District Court in its entirety and remanded the case to the District Court with instructions to dismiss. The District Court dismissed the case on July 27, 2021.

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

FDA. Apria is governed by various regulations that affect the manufacture, distribution, importation, marketing and sale of medical gases and related oxygen medical devices and supplies. Our medical gas facilities and operations are subject to extensive regulation by the FDA and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the Federal Food, Drug, and Cosmetic Act (“ FFDCA”). Among other requirements, the FDA’s Good Manufacturing Practice (“cGMP”) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state where we operate medical gas facilities, we are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with cGMPs and other regulations. We expend significant time, money and resources in an effort to achieve substantial compliance with cGMP regulations and other federal and state law requirements at each of our medical gas facilities. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state laws and regulations. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, as well as civil or criminal penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have facilities in certain states that manufacture medical gases, including medical oxygen. In the United States, medical gases, which are products that are recognized by an official pharmacopoeia or formulary, or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, are regulated as finished pharmaceuticals (drugs). The production, distribution and sale of medical gases and medical devices are regulated by the U.S. federal government under FFDCA, as well as by various state and local laws and other regulations. Before a medical gas can be marketed in the United States, the FDA must approve a request to certify the product as a “designated medical gas.” The FDA reviews requests for certification to confirm that the gas to which the request applies is a designated medical gas and contains the information required by regulation. Certification of a designated medical gas has the effect of a drug approval under section 505 of the FFDCA (for gases intended for human use). If changes are made to the original certification request, such as information about the requestor or the formulation of a medical gas, an amendment may be submitted to the FDA explaining the change. Apria has obtained this certification, and in accordance with cGMPs, we verify the reliability of the medical gas supplier’s analytical methodology to ensure the bulk oxygen we receive has been tested in conformance with cGMP requirements. In addition, all bulk oxygen deliveries must be accompanied with a certificate of analysis that meets cGMP specifications. Each delivery of bulk oxygen provided to our bulk stand tanks must be tested by trained Apria personnel in accordance with the mandated analytical methodology defined by cGMPs. We also conduct primary source verification of the FDA registration and state licensure held by each medical gas supplier that provides bulk oxygen to any of our facilities.

The FDA requires entities that manufacture or engage in certain processing operations related to medical gases (e.g., combining gases or transfilling a gas from one container to another) to comply with all establishment and drug registration and listing requirements and to follow cGMPs regarding quality, personnel, facilities, equipment design and calibration, production, testing processes, container and closure specifications, labeling requirements and records and complaint management. The FDA periodically inspects manufacturing facilities to assess compliance with cGMPs, which impose extensive procedural and record keeping requirements. While the FDA temporarily paused on-site routine surveillance inspections starting in March 2020 due to the COVID-19 pandemic, in a guidance issued in August 2020, the FDA explained that it resumed prioritized domestic inspections, such as pre-approval and surveillance inspections, as of July 2020, and that, for the foreseeable future, such prioritized domestic inspections would be pre-announced. The FDA has continued, on a case-by case basis, to conduct “mission-critical” inspections based on its evaluation of a number of factors related to the public health benefit of U.S. patients having access to the product subject to inspection (e.g., whether the product may have received breakthrough therapy designation or is used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute). Further, the FDA released a Resiliency Roadmap in May 2021, and an update in November 2021, in which the agency explained that routine surveillance inspections would continue to be conducted based on risk, with a priority to higher-tiered needs. Although the FDA remains committed to conducting mission-critical domestic inspections, there may be future disruptions in the FDA’s ongoing inspectional activities. For example, as recently as January 2022, the FDA temporarily postponed, and subsequently resumed in February 2022, certain inspectional activities (e.g., domestic surveillance inspections) due to concerns relating to the safety of its employees and those of the firms it regulates. The FDA has stated that it will continue to reassess its inspectional plans as needed due to the evolving COVID-19 pandemic. Since January 2020, no Apria facilities have been subject to inspection by the FDA, and we are not aware of any planned FDA inspections of any Apria facility. Quality control and manufacturing procedures must continue to conform to cGMPs after certification as a designated medical gas. Additionally, under the FDA’s regulations, we are subject to ongoing post-market requirements. For example, drug manufacturers must report adverse reactions (any undesirable experience associated with the use of a drug, including serious drug side effects, product use errors, product quality problems and therapeutic failures), provide updated safety and efficacy information and comply with requirements concerning advertising and promotional materials and activities. Any post-market regulatory obligations, and the cost of complying with such obligations, could expand in the future.

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

Federal CAN-SPAM Act, Telephone Consumer Protection Act and Telemarketing Sales Rule. Some of our operations may be subject to compliance with certain provisions of the Federal CAN-SPAM Act, the Telephone Consumer Protection Act of 1991 (“TCPA”) and the Telemarketing Sales Rule and Medicare regulations. Under such regulations, companies are restricted in the methods used to contact consumers by email, telephone, and text message, for example, through the use of random or sequential “auto-dialer” type devices. Numerous class-action suits under federal and state laws have been filed in recent years against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While the Supreme Court limited the scope of the TCPA’s reach in Facebook v. Duguid, requirements under state telephone contact laws will vary, with some requiring compliance more stringent than that required under the federal TCPA in light of the Supreme Court’s holding. We believe we are in substantial compliance with the federal regulations we are subject to, as well as state equivalents where applicable. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition and results of operations could be adversely affected.

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare sector is currently a priority of the FTC and the DOJ. In addition, the DOJ has been pursuing criminal antitrust enforcement actions for conduct of parties that the DOJ is alleging to be fixing wages or limiting worker mobility. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

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

Certain environmental laws and regulations impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial condition and results of operations. However, there can be no guarantee that these releases or newly-

discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Intellectual Property

Apria has registered the Apria trademark and numerous related trade names. We also hold numerous other trade names and copyrights which are not material in nature. We do not own or have a license or other rights under any patents that are material to our business.

Seasonality

Our business is sensitive to seasonal fluctuations. Our patients are generally responsible for a greater percentage of the cost of their treatment or therapy during the early months of the year due to co-insurance, co-payments and deductibles, and therefore may defer treatment and services of certain therapies until meeting their annual deductibles. In addition, changes to employer insurance coverage often go into effect at the beginning of each calendar year which may impact eligibility requirements and delay or defer treatment or recognition of revenues. These factors may lead to lower total net revenues and cash flow in the early part of the year and higher total net revenues and cash flow in the latter half of the year. Additionally, the increased incidence of respiratory infections during the winter season may result in initiation of additional respiratory services such as oxygen therapy for certain patient populations. The Company earned 24% of annual net revenues during the three months ended March 31, 2021 and 2020 and earned 26% of annual net revenues during the three months ended December 31, 2021 and 2020. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Human Capital Resources

As of December 31, 2021, we had approximately 6,420 employees, of which approximately 6,080 were full-time and approximately 340 were part-time and per diem. Our human capital resources objectives include attracting and retaining highly motivated, well-qualified employees. Our compensation program is designed to attract, retain and motivate highly qualified employees and executives. We use a mix of competitive salaries and other benefits to attract and retain employees and executives. We believe that our employee relations are good, and we are committed to inclusion and policies and procedures to maintain a safe work environment. The health and safety of our employees, patients and customers are of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce including but not limited to, working remotely, introducing contact-free operational procedures, procuring personal protective equipment, communicating hygiene and cleaning protocols, and implementing mandatory face-covering usage, self-monitoring processes, and social distancing protocols consistent with guidelines issued by federal, state and local law.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Proposed Merger

The failure to complete the transaction announced on January 7, 2022 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.

On January 7, 2022, we announced our entry into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which an indirect, wholly-owned subsidiary (“Merger Sub”) of Owens & Minor, Inc. (“Owens & Minor”) will merge with and into Apria, Inc. (“Apria”), with Apria surviving the merger (the “Merger”). Completion of the Merger is subject to various risks and uncertainties related to, among other things, its terms, timing, structure, benefits, costs and completion; required approvals to complete the Merger by our stockholders and the receipt of certain regulatory approvals, to the extent required, and the timing and conditions for such approvals; and the satisfaction of the closing conditions to the Merger. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.

During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:

●	the effect of the announcement of the merger on our relationships with customers, suppliers and other third parties;

●	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase offerings from other providers or delay purchasing from us;

●	the possibility of disruption to our business and operations, including diversion of management and employee time and resources and the potentially negative impact on our relationship with our commercial payors;

●	the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity declines as a result, due to uncertainty regarding the Merger;

●	limitations on our ability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

●	limitations on our inability to solicit other acquisition proposals during the pendency of the Merger;

●	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and

●	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

●	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

●	the inability to complete the merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to the completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

●	the failure of Owens & Minor and Merger Sub to obtain the necessary debt financing arrangements in connection with the Merger;

●	potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger.

If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

●	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

●	investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the Merger;

●	the requirement that we pay a termination fee of approximately $42 million if the Merger Agreement is terminated in certain circumstances, including by us to enter into a superior proposal or by Owens & Minor because our board of directors withdraws its recommendation in favor of the Merger. Even if successfully completed, there are certain risks or drawbacks to our stockholders from the Merger, including:

●	the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

●	the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes;

●	the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company; and

●	the possibility that Owens & Minor could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of our assets to one or more purchasers, that could conceivably produce a higher aggregate value than that available to stockholders in the Merger.

Risks Related to Our Business and Operations

The ongoing COVID-19 pandemic, including the emergence of variant strains of the virus, and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan.

The ongoing COVID-19 pandemic, including the emergence of variant strains of the virus, and the various efforts to contain it have created significant volatility, uncertainty, and economic disruption. The impact of the pandemic has been rapidly evolving around the globe, with several countries and states, at various times, taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of certain non-essential businesses.

In response to government mandates, healthcare advisories, and in order to respond to employee, customer, and supplier concerns, we have altered certain aspects of our operations, including acquisition and distribution of personal protective equipment (PPE) to our patient-facing employees, accelerated capital expenditures of certain products and relocation of significant portions of our workforce to “work-from-home” status. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. While many of our operations can be performed remotely, there is no guarantee that we have been (or will be) as effective given that our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and unable to work. While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material adverse impact on our consolidated operating results for the fiscal years ended December 31 2021 and 2020, we experienced declines in net revenues in certain services associated with elective medical procedures and the disruption in physician practices (such as commencement of new CPAP services, ventilation therapy, negative pressure wound therapy, and other equipment and services) and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, we have experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen) and increased sales in our resupply business (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders). In response, we have instituted temporary cost mitigation measures such as reduced hours and management of variable labor and operating costs. See “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 Pandemic.” Similarly, our suppliers and vendors have had their operations altered. COVID-19 has impacted manufacturing in the regions where some of our vendors manufacture their products.

In 2021, the global economy, with certain setbacks, began reopening, and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates and continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect our results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic, including its impact on the U.S. economy and consumer confidence, the extent of which depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the acceptance and availability of effective vaccines, the scope and timeline of efforts to support the economy in various markets in which we operate, and the impact of these and other factors on our employees, customers, suppliers and commercial partners. The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous other evolving factors that we are not able to predict, including:

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

From time to time, we enter into capitation arrangements with commercial Payors pursuant to which they agree to pay us a set amount (on a per member per month basis for a defined patient population) without regard to the actual services provided. Capitation revenues represented approximately 20% of our total net revenues for 2021. We negotiate the contractual rates in these arrangements with Payors based on assumptions regarding average expected utilization of services. If actual utilization rates exceed our assumptions, the profitability of such arrangements may be diminished. Moreover, we may be obligated to perform under such capitation arrangements even if the contractual reimbursement rates are insufficient to cover our costs based on actual levels of utilization.

Our Payor contracts, including those with organizations that represent a significant portion of our business, are subject to renegotiation or termination which could result in a decrease in our revenue and profits.

From time to time, our Payor contracts are amended (sometimes through unilateral action by Payors regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Sometimes in the renegotiation process, certain lines of business may not be renewed or a Payor may enlarge its provider network or otherwise adversely change the way it conducts its business with us. In other cases, a Payor may reduce its provider network in exchange for lower payment rates. Our revenue from a Payor may also be adversely affected if the Payor alters its utilization management expectations and/or administrative procedures for payments and audits, changes its order of preference among the providers to which it refers business or imposes a third-party administrator, network manager or other intermediary. Any reduction in our projected revenues as a result of these or other factors could also lead to impairment of the value of our intangible assets which would result in a decrease in these assets on our balance sheet. We cannot assure you that our Payor contracts will not be terminated or altered in ways that are unfavorable to us as a result of renegotiation or such administrative changes. Terminations or alterations of contracts, particularly those that are concentrated with organizations that represent a significant portion of our business, such as Kaiser Foundation Health Plan, Inc., which represented approximately 24% of our revenues for the year ended December 31, 2021, could have a material effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. Payors may also decide to refer business to their owned provider subsidiaries. Some Payors have developed or acquired, or may in the future develop or acquire, an ownership interest in our competitors or administrative intermediaries. These activities could materially reduce our revenue from these Payors.

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

We receive a substantial portion of our payments for our products and services from Payors, including Medicare and Medicaid, national and regional insurers and managed care organizations. For the year ended December 31, 2021, approximately 21% and 1% of our net revenues were reimbursed under arrangements with Medicare and state Medicaid programs, respectively.

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

The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, adopted federal legislation under the “No Surprises Act” (NSA) related to surprise medical billing prohibitions which went into effect on January 1, 2022. The NSA applies to group health plans or health insurance issuers offering group or individual health insurance coverage, self-funded group health plans subject to ERISA, as well as other group health plans under the Internal Revenue Code of 1986. The NSA prohibits out-of-network facilities and providers from billing patients for more than the in-network cost-sharing amounts due under the patients’ insurance for certain emergency, post-stabilization and non-emergency services. The NSA could impact our payments to the extent that we provide, as an out-of-network provider, items or services as part of the treatment of a commercial enrollee for: (1) emergency services at a hospital emergency department or freestanding emergency department for which we bill separately; or (2) non-emergency services at a hospital, hospital outpatient department, critical access hospital or ambulatory surgical center that is in-network with respect to the patient’s commercial insurance and for which we bill separately. The NSA protections do not apply to enrollees in Medicare, Medicaid, TRICARE, or other federal health programs.

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

We have identified a number of areas throughout our operations where we have modified or intend to modify the current processes or systems in order to attain a higher level of productivity or ensure compliance. The ultimate cost savings expected from the successful design and implementation of such initiatives will be necessary to help offset the impact of Medicare and Medicaid reimbursement reductions and continued downward pressure on pricing. Additionally, Medicare and Medicaid often change their documentation requirements. CMS has taken steps to support electronic data interchange processes, as well as to implement electronic clinical templates and suggested clinical data elements for documenting face-to-face encounters, detailed written orders and written orders prior to delivery, and laboratory test results for certain DMEPOS items. The standards and rules for healthcare transactions, code sets and unique identifiers also continue to evolve, such as ICD-10, HIPAA 5010, and Fast Healthcare Interoperability Resources (“FHIR”), to effectively exchange orders for DMEPOS, associated supplies, medications, and supporting clinical information, and other data security requirements. Moreover, government programs and/or commercial Payors may have difficulty administering new standards and rules for healthcare transactions and this may adversely affect timelines of payment or payment error rates. Our failure to successfully design and implement system or process modifications could have a significant impact on our business, results of operations and financial condition. The implementation of new standards and rules may require us to make substantial investments. Further, the implementation of these system or process changes could have a disruptive effect on related transaction processing and operations. If our implementation efforts related to systems development are unsuccessful, we may need to write-off amounts that we have capitalized related to systems development projects. Additionally, if systems development implementations do not occur, we may need to incur additional costs to support our existing systems.

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

We currently rely on a relatively small number of vendors to provide us with the majority of our patient equipment and supplies, with five of our vendors providing approximately 76% of our total service equipment and supply purchases in the year ended December 31, 2021. From time to time, we also enter into certain exclusive arrangements with a given vendor for the provision of patient equipment and supplies. Further, some of our supply agreements contain pricing scales that depend on meeting certain order volumes. Our inability to procure certain equipment and supplies, including as a result of failure to maintain and renew certain agreements and access arrangements, could have a materially adverse effect on our results of operations. We often use vendors selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing vendors, may force us to increase our prices (which we may be unable to do) or reduce our margins and could force us to use alternative vendors. In response to the declaration of a public health emergency due to the COVID-19 pandemic (which has periodically been extended and most recently was extended to expire on April 16, 2022), CMS temporarily suspended all accreditation and reaccreditation activities for DMEPOS suppliers. However, as of July 6, 2020, CMS resumed all accreditation and reaccreditation activities, including surveys, which may be conducted on-site, virtually or a combination of both depending on each state’s reopening plan. Similarly, CMS-approved accreditation organizations, such as The Joint Commission, temporarily suspended survey and review activities, but resumed such activities in June 2020.

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

For certain of our technology, software, information systems and product needs, we rely upon third-party contractors to assist us. If we are unable to utilize such technology, software, information systems or products, we could incur unanticipated expenses, suffer disruptions in service, experience regulatory issues and lose revenue from the operation of such business. Further, some of our technology, software, information systems and products contain components that are developed by third parties. We may not be able to replace the functions provided by these third-party components or products if they become obsolete, defective or incompatible with future versions of our products or with our services and solutions, or if they are not adequately maintained or updated.

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

As a medical device distributor, we rely on device manufacturers and suppliers to maintain compliance with all applicable regulatory requirements and to deliver products on schedule or in accordance with our expectations. There is a risk that a supplier or manufacturer fails to comply with applicable regulations, including the FDA pre- or post-approval inspections and current cGMP requirements (e.g., violations that could render a product adulterated or misbranded), which could result in the FDA taking administrative or other legal action, as described above. An unfavorable resolution or outcome of any administrative or legal action against a manufacturer or supplier or any other matter that may arise out of any FDA inspection of their facilities could significantly and adversely affect our business. In March 2020, the FDA temporarily paused on-site routine surveillance inspections due to the COVID-19 pandemic. In a guidance issued in August 2020, the FDA explained that it resumed prioritized domestic inspections, such as pre-approval and surveillance inspections and that, for the foreseeable future, such prioritized domestic inspections would be pre-announced. The FDA has continued, on a case-by case basis, to conduct “mission-critical” inspections based on its evaluation of a number of factors related to the public health benefit of U.S. patients having access to the product subject to inspection (e.g., whether the product may have received breakthrough therapy designation or is used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute). Further, The FDA released a Resiliency Roadmap in May 2021, and an update in November 2021, in which the agency explained that routine surveillance inspections would continue to be conducted based on risk, with a priority to higher-tiered needs. Although the FDA remains committed to conducting mission-critical domestic inspections, there may be future disruptions in the FDA’s ongoing inspectional activities. For example, as recently as January 2022, the FDA temporarily postponed, and subsequently resumed in February 2022, certain inspectional activities (e.g., domestic surveillance inspections) due to concerns relating to the safety of its employees and those of the firms it regulates. The FDA has stated that it will continue to reassess its inspectional plans as needed due to the evolving COVID-19 pandemic. Failure by any such supplier to meet its contractual obligations or to comply with applicable laws or regulations could delay or prevent the manufacture, commercialization, or distribution of our products, and could also result in non-compliance or reputational harm.

As a medical device distributor, we rely on device manufacturers and suppliers to comply with regulatory requirements and adhere to the FDA’s cGMP and other quality requirements. Failure of any our medical device manufacturers or suppliers to comply with applicable requirements may subject the manufacturer or supplier to a variety of administrative or legal sanctions, including, among others, product recalls, product seizures, and total or partial suspension of production or distribution. Any such product recall, product seizure, or suspension of production or distribution enforced against a manufacturer or supplier could result in disruptions in our supply chain or delays in service delivery, as described below. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Philips Respironics Recall.” Further, our reliance on outside manufacturers and suppliers subjects us to risks that could harm our business, including: a risk that we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms; rising cost and constraints in the supply of materials and/or equipment; a risk that we may have difficulty timely locating and qualifying alternative suppliers or manufacturers; a risk that there may be fluctuations in demand for products that affect our manufacturers’ or suppliers’ ability to deliver products in a timely manner; a risk that the manufacturers or suppliers with which we contract may fail to comply with regulatory requirements, be subject to lengthy compliance, validation or qualification periods, or make errors in manufacturing products or components that could negatively impact our product; and a risk that the manufacturers or suppliers with which we contract may encounter financial hardships unrelated to our demand for products or components, which could inhibit their ability to fulfill our orders and meet our requirements. In addition, given the rapid and evolving nature of the pandemic, COVID-19 could negatively affect our suppliers or manufacturers by interrupting, slowing, or rendering our supply chains inoperable. The COVID-19 pandemic also could result in a requirement to utilize alternative, and potentially more expensive, sources of materials or products, or an inability to find such alternative sources of materials or products. It is uncertain how the COVID-19 pandemic will affect our operations generally if these impacts persist or exacerbate over an extended period of time. These impacts could have a material adverse effect on our business and operations.

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

The success of our business depends upon our ability to attract and retain highly motivated, well-qualified management and other employees. The payment of salaries and benefits to our approximately 6,400 employees is one of our most significant expenses. In addition, we face significant competition in the recruitment of qualified employees, which has in the past resulted in salary and wage increases for certain employee groups. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.

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

In the event we incur additional indebtedness, the risks described above could increase. In addition, certain of our variable rate indebtedness uses London Inter-bank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest. On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month US dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining US dollar settings. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies advised U.S. banks to stop entering into new USD LIBOR based contracts by December 31, 2021. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee (the “ARRC”), a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us.

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

Any economic uncertainty, deepening of any economic downturn, continued deficit spending by the federal government or state budget pressures may result in a reduction in payments and covered services.

Adverse economic or political developments in the United States, including a slowdown of economic growth, disruptions in financial markets, economic downturns, inflation, elevated unemployment levels, sluggish or uneven economic recovery, government deficit reduction, natural and other disasters and public health crises, could lead to a reduction in federal government expenditures, including governmentally funded programs in which we participate, such as Medicare and Medicaid. In addition, if at any time the federal government is not able to meet its debt payments unless the federal debt ceiling is raised, and legislation increasing the debt ceiling is not enacted, the federal government may stop or delay making payments on its obligations, including funding for government programs in which we participate, such as Medicare and Medicaid. Failure of the government to make payments under these programs could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. The COVID-19 pandemic may exacerbate many of these conditions. See “—The recent coronavirus

(COVID-19) pandemic and the global attempt to contain it may harm our business, results of operations and ability to execute on our business plan.” Further, any failure by Congress to complete the federal budget process and fund government operations may result in a federal government shutdown, potentially causing us to incur substantial costs without reimbursement under the Medicare program, which could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. For example, the failure of the 2011 Joint Select Committee to meet its deficit reduction goal resulted in an automatic across-the-board reduction in Medicare payments of 2% beginning April 1, 2013. The 2% reduction in Medicare payments has been extended several times by Congress, although in response to COVID-19 the reduction was suspended through December 31, 2021. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law on December 10, 2021, extended the payment reduction suspension at rates of 0% through March 31, 2022, and reinstated Medicare sequestration at 1% from April 1, 2022 through June 30, 2022 and 2% thereafter. The Act also contains a delay of scheduled Medicare payment reductions required by the “Pay As You Go” (or “PAYGO”) provision of the Budget Enforcement Act of 1990, which was intended to offset spending under the American Rescue Plan Act of 2021. This 4% across the board reduction in Medicare payments has been delayed from January 1, 2022 until January 1, 2023.

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

We have faced, and expect to continue to face, pricing pressures due to reductions in provider reimbursement for our products and services. For the year ended December 31, 2021, approximately 22% of our net revenues were reimbursed under arrangements with Medicare and state Medicaid programs. There are increasing pressures on Medicare, and state Medicaid programs, to control healthcare costs and to reduce or limit reimbursement rates for home medical equipment and other products. Consistently, legislation enacted by Congress has included provisions that directly impact reimbursement for the products and services we provide, as well as the cost of providing those services, including legislation that requires the DMEPOS CBP to award contracts based on price and capacity to fulfill service requirements. These legislative provisions have had and may continue to have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. See “Item 1— Business—Government Regulation.”

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

On October 27, 2020, CMS announced further revisions to Round 2021 of the DMEPOS CBP. Namely, only two out of the original 16 product categories, OTS back braces and OTS knee braces, were included in Round 2021 of the DMEPOS CBP. All other product categories were removed from Round 2021, at least in part because “the payment amounts did not achieve expected savings.” Accordingly, there are no longer any products in our product lines included on the list of products subject to Round 2021 of the DMEPOS CBP.

Following the expiration of all previous DMEPOS CBP contracts on December 31, 2018, CMS implemented new DMEPOS payment policies during the temporary gap in the DMEPOS CBP for DMEPOS items that are paid based on information from the DMEPOS CBP. From January 1, 2019 through December 31, 2020, CMS established separate fee schedule adjustment methodologies for such DMEPOS items for three geographic areas: (1) other non-CBAs (those that are not defined as rural or non-contiguous), (2) rural/non-contiguous areas, and (3) former CBAs. In the “other non-CBAs” category, the payment amounts for DMEPOS items have been adjusted based on 100% of the Adjusted Fee Schedule amount. Because the SPAs generated from the DMEPOS CBP competitions expired on January 1, 2019, the Adjusted Fee Schedule amount has been increased each year by the percentage change in the CPI-U for the 12-month period ending June 30of the year prior to the update going into effect. Accordingly, the Adjusted Fee Schedule was increased by 1.6% for 2020, by 0.6% for 2021, and by 5.4% for 2022. In rural/non-contiguous areas, the payment amounts for DMEPOS items are based on a blended rate of 50% of the non-Adjusted Fee Schedule amount and 50% of the Adjusted Fee Schedule amount. The Adjusted Fee Schedule amount of the blended rate also has been increased each year, by 1.6% for 2020, by 0.6% for 2021, and by 5.4% for 2022. In former CBAs, the payment amounts for DMEPOS items are based on the lower of the supplier’s charge for the item or fee schedule amounts that are based on the SPAs that were in effect in the CBA before the CBP contract ended, increased by the projected percentage change in the CPI-U for the 12-month period on the date after the contract period ended. Accordingly, for 2019, the fee schedule amounts were based on the SPAs in effect on December 31, 2018 for each specific CBA, increased by 2.5%; for 2020, the fee schedule amounts were increased by 2.4%; for 2021, the fee schedule amounts were increased by 0.6%; and for 2022, the fee schedule amounts were increased by 5%. In addition, for items provided in CBAs that were included in Round 2021, but were not awarded contracts, the 2022 fee schedule amounts were increased by 5% (the projected percentage change in the CPI-U for the 12-month period ending January 1, 2022).

The CARES Act introduced a new blended rate for DMEPOS items furnished in “other non-CBAs” that is based on 25% of the non-Adjusted Fee Schedule amount and 75% of the Adjusted Fee Schedule amount, effective March 6, 2020 through the end of the COVID-19 pandemic. For rural/non-contiguous areas, the payment amount for such DMEPOS items will continue to be based on a blended rate of 50% of the non-Adjusted Fee Schedule amount and 50% of the Adjusted Fee Schedule amount until December 31, 2020 or the end of the COVID-19 pandemic, whichever is later. The COVID-19 pandemic has not ended yet, and therefore the payment adjustments required by the CARES Act are still in effect.

In December 2021, CMS issued a final rule establishing methodologies for adjusting the fee schedule payment amounts for such DMEPOS items furnished in non-CBAs, effective February 28, 2022 or the date immediately following the duration of the public health emergency period (which has periodically been extended and most recently was extended to expire on April 16, 2022), whichever is later. CMS will pay 100% of the Adjusted Fee Schedule amount in “other non-CBAs”. CMS will continue paying suppliers higher rates (e.g., at the 50/50 blended rate) for furnishing DMEPOS items in rural/non-contiguous areas. For former CBAs, CMS will pay the SPAs that were in effect in the CBA before the CBP contract ended, increased by the projected percentage change in the CPI-U for the 12-month period on the date after the contract period ended. Similarly, for items that originally were included in Round 2021 but for which contracts were not awarded, CMS will continue to pay the SPAs that were in effect in the CBA the current fee schedule adjustment rules for non-CBAs, CBAs, and former CBAs until new SPAs are calculated for the items in a future round of the DMEPOS CBP. We believe that this not include NIVs, since they were not included in previous rounds of the DMEPOS CBP and therefore would continue to be paid based on the Medicare DMEPOS fee schedule.

National and regional insurers and managed care organizations also regularly attempt to seek reductions in the prices at which we provide products and services to them and their members, including through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. These commercial Payors are increasingly demanding discounted fee structures, including setting reimbursement rates based on Medicare fee schedules or requiring healthcare providers or suppliers to assume a greater degree of financial risk related to patient care. We have a large number of contractual arrangements with commercial Payors (which includes all Payors other than government Payors) through various national and regional insurers and managed care organizations, which represented approximately 78% of our net revenue in 2021. Most of our commercial Payor contracts have two to five-year terms with an automatic extension unless it otherwise terminates. Most of our contracts are based on price–we generally do not have contracted volume guarantees. We expect that we will continue to maintain our contracts with commercial Payors and enter into more of these contractual arrangements as market conditions evolve. However, there can be no assurance that we will retain or obtain these contracts, or that such plans will not attempt to further reduce the rates they pay to providers. Reimbursement rates under such contracts may not remain at current levels and may not be sufficient to cover the costs of caring for patients enrolled in such programs, which would have a negative impact on our pricing flexibility, changes in Payor mix and growth in operating expenses. Contracts with commercial Payors that generated approximately 1% of our net revenue in 2021 are scheduled to expire in 2022. Increased pricing pressure from commercial Payors could result in us lowering our prices, which could adversely impact our financial condition and results of operations.

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

The healthcare sector is heavily regulated, and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

●	billing and coding for services, including documentation of care, appropriate treatment of overpayments and credit balances, and the submission of false statements or claims;
●	relationships and arrangements with physicians, hospitals, vendors, and other referral sources and referral recipients, including self-referral restrictions, prohibitions on kickbacks and other non-permitted forms of remuneration, and prohibitions on the payment of inducements to Medicare and Medicaid beneficiaries in order to influence their selection of a provider;
●	the reporting of payments and other transfers of value made to physicians, certain non-physician providers, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, under the federal Sunshine Act and other corollary state laws;

●	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for products and services;
●	licensure, certification, and enrollment in government programs, including requirements affecting the operation, establishment, and addition of products and services;
●	anti-competitive conduct; and
●	confidentiality, privacy, data breaches, identity theft, and security issues associated with the maintenance of health-related and other personal information and medical records.

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

Also, with regard to federal and state transparency reporting compliance, we are in the process of conducting a review of our reporting obligations under the Sunshine Act and other corollary state laws. If we have failed to comply in the past, or fail to comply in the future, with the Sunshine Act provisions or similar requirements of state or local regulators, we may be subject to penalties.

More broadly, if we fail to comply with other applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government and third-party healthcare programs, and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Investors, officers, and managing employees associated with entities found to have committed healthcare fraud also may be excluded from participation in government healthcare programs. Enforcement officials have numerous mechanisms to combat fraud and abuse. Many of these laws and regulations are complex, broad in scope, and have few or narrowly structured exceptions and safe harbors. Further, these laws and regulations are subject to continuing and evolving interpretation by regulatory agencies and courts. New interpretations of existing requirements, new laws or regulations or the enforcement of existing or new laws and regulations, could subject our current practices to allegations of impropriety or illegality or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs, or operating expenses to comply with evolving requirements. We cannot assure you that we will make any such changes quickly enough or in a cost-efficient manner. Furthermore, suits filed under the FCA, some of which are known as qui tam actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts ultimately paid by the entity to the government in the form of fines or settlements. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device, pharmaceutical and healthcare companies to have to defend FCA actions. When an entity is determined to have violated the federal FCA, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal FCA, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of Payor.

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

Federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory, or judicial authorities in ways that we cannot predict. Additionally, in many instances, there are only limited publicly available guidelines and methodologies for determining errors with certain audits. As a result, there can be a significant lack of clarity regarding required documentation and audit methodology. The clarity and completeness of each patient medical file, some of which is the work product of physicians not employed by us, is essential to successfully challenging any payment denials. For example, certain provisions under CMS guidance manuals, local coverage determinations, and the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DMEPOS. Some DME MACs, CMS staff and other government contractors have taken the position that the “patient’s medical record” refers not to documentation maintained by the DMEPOS supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DMEPOS supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. If treating physicians do not adequately document, among other things, their diagnoses and plans of care, the risks that the Company will be subject to audits and payment denials are likely to increase. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation, which could lead to significant increases in individual supplier and industry-wide perceived error rates. High error rates could lead to further audit activity and regulatory burdens, and could result in our making significant refunds and other payments to Medicare and other government programs. Accordingly, our future revenues and cash flows from government healthcare programs may be reduced. Commercial Payors also may conduct audits and may take legal action to recover alleged overpayments. We could be adversely affected in some of the markets in which we operate if the auditing Payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations. We cannot currently predict the adverse impact these measures might have on our financial condition and results of operations, but such impact could be material.

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

Nevertheless, the core tenets of the Health Reform Laws currently remain in effect, but with several exceptions. The individual mandate penalty was reduced to zero through the Tax Cuts and Jobs Act of 2017, signed into law in December 2017 and effective January 1, 2019. In addition, the Bipartisan Budget Act of 2018, enacted in February 2018, eliminated the Independent Payment Advisory Board, which was a 15-member panel of healthcare experts created by the Health Reform Laws and tasked with making annual cost-cutting recommendations for the Medicare program if Medicare spending exceeded a specified growth rate. In December of 2019, Congress passed the Further Consolidated Appropriations Act, 2020 that repealed several provisions included in the Health Reforms Laws to pay for increased federal spending associated with those laws. Specifically, Congress: (i) repealed the Medical Device Excise Tax, which imposed a 2.3% excise tax on manufacturers, producers and importers of certain medical devices, effective in 2020; (ii) repealed the so-called “Cadillac Tax,” which imposed an excise tax of 40% on premiums of employer-sponsored insurance for individuals and families that exceeded a certain minimum threshold, effective in 2020; and (iii) repealed the health insurance tax, which applies to most fully insured plans, effective in 2021.

The Health Reform Laws also are the subject of ongoing litigation. In particular, a collection of 20 state governors and state attorneys general (subsequently two states have dropped out) filed a lawsuit against the federal government in the Northern District of Texas seeking to enjoin the entire Health Reform Laws following the elimination of the individual mandate penalty in 2019. The District Court ruled that without the penalty the individual mandate was unconstitutional and that all other provisions of the Health Reform Laws should be overturned as well. The U.S. Court of Appeals for the 5th Circuit affirmed the trial court’s decision; however, instead of deciding whether the rest of the PPACA must be struck down, the 5th Circuit sent the case back to the trial court for additional analysis. In March of 2020, the United States Supreme Court granted cert in the case, and on November 10, 2020 heard oral arguments. On June 17, 2021, the Supreme Court held that the plaintiffs lacked standing and reversed the Fifth Circuit’s judgment in respect to standing, vacated the Fifth Circuit’s judgment, and remanded the case with instructions to dismiss the case. Subsequently the Fifth Circuit vacated the judgement of the District Court in its entirety and remanded the case to the District Court with instructions to dismiss the case. The District Court dismissed the case on July 27, 2021.

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

We are required to maintain state and/or federal licenses and certifications for our operations and facilities. In addition, certain employees, primarily those with clinical expertise in pharmacy, respiratory therapy, and nutrition, are required to maintain licenses in the states in which they practice. From time to time, we may become subject to new or different licensing requirements due to legislative or regulatory requirements or the development of or changes to our business. Accurate licensure is also a critical threshold issue for Medicare enrollment and for participation in the Medicare DMEPOS CBP. We are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and certifications, some of which are complex and may be unclear or subject to varying interpretation. In response to the declaration of a public health emergency due to the COVID-19 pandemic (which has periodically been extended and most recently was extended to expire on April 16, 2022), CMS instituted flexibilities related to the DMEPOS supplier standards and temporarily suspended all DMEPOS supplier enrollment site visits in order to ease provider burden during the COVID-19 pandemic. However, as of July 6, 2020, CMS has resumed all DMEPOS supplier enrollment site visits, and is no longer waiving certain DMEPOS supplier standards. Although we believe we have the right systems in place to monitor licensure and certification, our failure, or the failure of one or more of our clinicians, to maintain appropriate licensure or certification for our operations, facilities, and clinicians could result in interruptions in our operations and our ability to service patients, refunds to state and/or federal Payors, and the imposition of sanctions or fines, which could have an adverse and material impact on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

Accreditation is required by most major commercial Payors and is a mandatory requirement for all Medicare DMEPOS suppliers. In response to the declaration of a public health emergency due to the COVID-19 pandemic (which has periodically been extended and most recently was extended to expire on April 16, 2022), CMS temporarily suspended all accreditation and reaccreditation activities for DMEPOS suppliers. However, as of July 6, 2020, CMS resumed all accreditation and reaccreditation activities, including surveys, which may be conducted on-site, virtually or a combination of both depending on each state’s reopening plan. We and all of our branch locations are currently accredited by The Joint Commission. If we or any of our branch locations should lose accreditation, or if any of our new branch locations are unable to become accredited, our failure to maintain our accreditation or become accredited could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

Recalls of any of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products could have a significant adverse impact on our business.

The FDA has authority to request the recall of medical gas products or medical devices in the event a product presents a risk of illness or injury or gross consumer deception, such as due to a material deficiency or defect in design, labeling or manufacture of a product, and a cessation of distribution and/or recall is necessary to protect the public health and welfare. If after providing the Company or the manufacturer with an opportunity to consult with the agency, the FDA finds that there is a reasonable probability that a device intended for human use would cause serious, adverse health consequences or death, the FDA has the power to mandate a recall of medical devices. Manufacturers may also, under their own initiative, recall a product if any material deficiency in a drug is identified or withdraw a product for other reasons. Any major recall would divert management attention and financial resources from the operation of our business, could cause the price of our stock to decline and expose us to product liability or other claims and harm our reputation with customers. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Philips Respironics Recall.” If we do not adequately address problems associated with our drugs or devices, we may face additional regulatory enforcement action, FDA warning letters, product seizure, injunctions, administrative penalties, civil money penalties or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales, or significant adverse publicity of regulatory consequences, which could harm our business.

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

The Park Doctrine, as established by the U.S. Supreme Court, provides that a responsible corporate official can be held liable for a first-time misdemeanor (and possible subsequent felony) for a company’s alleged violations of the

FFDCA without proof that the corporate official participated in, had intent or negligence, or was even aware of the violations. In pursuing such a charge, the government need only demonstrate that the official was in a position of authority to prevent or correct the alleged violation. Under Section 303(f)(1) of the FFDCA (21 U.S.C. § 333), a person who violates a requirement relating to a device can be liable for a civil penalty for all violations adjudicated in a single proceeding, except for those relating to cGMPs and medical device reporting violations that do not constitute a significant or knowing departure from requirements or a risk to public health; filth violations in devices that are not otherwise defective; and minor violations relating to device tracking and correction and removal reporting requirements if the person shows substantial compliance with such provisions. The FDA may use misdemeanor prosecution as an enforcement tool and will refer the prosecutions to the DOJ. Once a person has been convicted of a misdemeanor under the FFDCA, any subsequent violation is a felony, even without proof that the responsible corporate official acted with the intent to defraud or mislead. In some cases, a misdemeanor conviction of an individual may serve as the basis for debarment by the FDA. The maximum civil money penalty amounts are periodically adjusted for inflation. If the DOJ were to pursue such a misdemeanor or felony prosecution against a responsible corporate official of the Company, it could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

The healthcare industry has been and continues to be a target for cyber-attacks and the number of threats has only increased during the COVID-19 pandemic. Numerous federal agencies that monitor and regulate internet and cyber-

crime have issued guidance, alerts and directives warning of software vulnerabilities that require immediate patching, malicious actors targeting healthcare related systems and nation state sponsored hacking designed to steal valuable information, including COVID-19 vaccine and treatment research.

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

HHS’ goal, as directed by HITECH, was to improve the nation’s healthcare system by enabling health information to follow the patient wherever and whenever it is needed. ONC and OCR worked together on a number of projects to ensure that this electronic exchange of health information was built on a foundation of privacy and security. OCR introduced revised HIPAA regulations to expand individuals’ rights to access their information and restrict certain disclosures of PHI to health plans, extend the applicability of certain of the Privacy and Security Rules’ requirements to the business associates of covered entities, establish new limitations on the use and disclosure of PHI for marketing and fundraising purposes, and prohibit the sale of PHI without patient authorization. In addition, the rules were designed to strengthen and expand OCR’s ability to enforce HIPAA’s Privacy and Security provisions and to strengthen the privacy and security of health information, and were integral in broadening the use of health IT in healthcare today.

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

The 21st Century Cures Act gave broad authority to the ONC to require that all electronic health information be accessible without special effort by the user. The regulations that were finalized in June 2020 require the use of open or standardized Application Programming Interfaces (“APIs”) so that individuals can access their health information securely and easily through apps on their phones and other devices. The ONC Rules also prohibit “information blocking,” defined as a practice that is likely to interfere with access, exchange, or use of electronic health information. The ONC rules apply to healthcare providers and may impact our operations and IT interfaces and systems as interoperability continues to evolve and as the definition of information blocking is more clearly defined through HHS OIG rulemaking, oversight, and enforcement. In December 2020, the ONC issued Proposed Modifications to the HIPAA Privacy Rule to Support, and Remove Barriers to, Coordinated Care and Individual Engagement (this proposed rule was published in the Federal Register on January 21, 2021). These proposed HIPAA modifications are meant to streamline patient access and improve information sharing through standardized APIs and the use of third-party mobile applications. In order to do so, OCR has proposed modifications to the individuals’ right of access to their protected health information, putting patients in charge of their health records and giving patients and their families more control over their healthcare choices. On March 9, 2021, HHS re-opened the comment period in anticipation of a high degree of interest in the HIPAA Privacy Rule modifications and to give the public ample opportunity to provide input on the proposals because the HIPAA Privacy Rule affects nearly anyone who interacts with the healthcare system. While these HIPAA Privacy Rule modifications are still in the proposed phase of rulemaking, in order to remain HIPAA compliant when the new rules are finalized and implemented, healthcare providers may need to modernize their information technology capabilities and update internal policies and procedures, as well as business associate agreements.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For instance, the CCPA became effective on January 1, 2020 and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered businesses to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Despite its broad scope, the CCPA does create certain exemptions designed around HIPAA. For example, the CCPA does not apply to medical information as defined in the California Confidentiality of Medical Information Act (“CCMIA”) or PHI as defined by HIPAA, which is collected by a covered entity or business associate. In addition, in November 2020, Californians approved the CPRA, which modifies and expands the CCPA and established a new California Privacy Protection Agency. The CPRA established January 1, 2023 as the new compliance date for most of the other substantive provisions of the CPRA. In addition to applying to businesses that buy and sell personal information the CPRA applies to businesses that buy, sell or share personal information and sets forth a new category of “sensitive personal information” that includes, genetic data; biometric or health information; and sex life or sexual orientation information. In addition to the modifications that enhance individuals’ rights under the CCPA, the CPRA added five more rights, including the authority for the State to regulate the requirement for businesses to conduct risk assessments and cybersecurity audits. There is still a significant amount of uncertainty with respect to the CPRA’s three-year compliance roll-out that may increase our compliance costs and potential liability. Virginia and Colorado have enacted similar laws to provide for the protection of consumer privacy, while numerous other states have similar laws under consideration.

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

Under the Federal CAN-SPAM Act, the TCPA and the Telemarketing Sales Rule and Medicare regulations, we are limited in the ways in which we can market our products and services by use of email, text or telephone marketing. The CAN-SPAM Act also prohibits and protects consumers against all auto-dialed or pre-recorded calls or text messages to an individual’s cell phone. The actual or perceived improper making of telephone calls or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from certain unwanted telephone calls, faxes and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to our patients are subject to state telemarketing regulations. If we do not comply with existing or new laws and regulations related to telephone contacts or patient health information, we could be subject to criminal or civil sanctions. New health information standards, whether implemented pursuant to HIPAA, HITECH, the PPACA, congressional action or otherwise, could have a significant effect on the manner in which we handle healthcare-related data and communications with Payors, and the cost of complying with these standards could be significant. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, and could face negative publicity and our business, financial condition and results of operations could be adversely affected. Even an unsuccessful challenge of our phone, email or SMS text practices by consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us.

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

Risks Related Ownership of our Common Stock

The interests of our Sponsor may conflict with ours or yours in the future.

As of February 18, 2022, our Sponsor and its affiliates beneficially own approximately 39.8% of our common stock Under our amended and restated bylaws and the stockholders agreement with our Sponsor and its affiliates, for so long as our pre-IPO owners and their affiliates retain significant ownership of us, we will agree to nominate to our board individuals designated by our Sponsor, whom we refer to as the “Sponsor Directors.” For so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. Additionally, our Sponsor may assign its rights under the stockholders agreement to a third party without our consent, for example, in connection with a privately negotiated sale of all or a portion of our Sponsor’s holdings of our common stock to a third party. Such third party would then have the right to designate individuals to be nominated to our board, as well as other rights under the stockholders agreement. The interests of our Sponsor or any such third party with respect to such rights may conflict with our interests or your interests in the future.

Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in the healthcare services industry. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates, has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us and our stockholders.

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

We have no current plans to pay dividends. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our existing indebtedness and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our common stock unless you sell your shares of our common stock for a price greater than that which you paid for them.

You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.

As of February 18, 2022, we had approximately 964.4 million shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Additionally:

●	2,411,914 shares will be issuable upon settlement of outstanding SARs granted pursuant to the 2015 Plan (as defined herein) if such SARs were vested and exercised as of February 18, 2022. As of February 18, 2022, there were 2,890,978 SARs outstanding under the 2015 Plan with a weighted average strike price of $6.17. See “Part III— Item 11—Executive Compensation—Long-Term Equity Incentive Compensation—Stock Appreciation Rights of Apria Healthcare Group”;
●	awards have been granted under the 2019 LTIP (as defined herein) with a maximum value of $4.3 million (or 192,582 shares, which shares will be issued pursuant to Omnibus Incentive Plan). See “Part III— Item 11—Executive Compensation—Long-Term Cash Incentive Compensation—2019 LTIP”; and
●	we have reserved 3,910,639 shares for issuance under our Omnibus Incentive Plan. See “Part III— Item 11—Executive Compensation— Equity Compensation Plan Information.”

Any common stock that we issue, including under our Omnibus Incentive Plan, the 2015 Plan, the 2019 LTIP or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors in our common stock.

Future issuances of common stock by us, and the availability for resale of shares held by certain investors, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for you to sell your common stock in the future at a time and at a price that you deem appropriate, if at all.

Pursuant to a registration rights agreements, Blackstone has the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 39.9% of our outstanding common stock as of December 31, 2021. These shares also may be sold pursuant to Rule 144 under the Securities Act, subject to certain restrictions. As restrictions on resale end or if stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities or to use our shares of common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our headquarters, located in Indianapolis, Indiana, which consists of approximately 83,000 square feet of office space, a distribution facility and a branch location. The lease expires on March 31, 2026.

We have approximately 280 branch locations that are capable of reaching over 90% of the U.S. population, as well as regional distribution and repair centers, customer service and billing centers, a national pharmacy and a biomedical center for the repair, maintenance and distribution of patient equipment. The regional distribution facilities are typically located in light industrial areas and generally range from 48,000 to 88,000 square feet. The typical branch location facility is a combination warehouse and office and can range from 1,000 to 23,000 square feet. We lease substantially all of our facilities with lease terms of five years or less.

Item 3. Legal Proceedings

Civil Investigative Demand Issued by the United States Attorney’s Office for the Southern District of New York. In December 2020, a federal judge approved a civil and administrative settlement Apria recently entered into with the United States and state Medicaid programs, in a complaint filed by three relators under the qui tam provisions of the FCA, 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of NIVs. Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the states of California and Illinois related to NIV covered by private insurers. The matter had been pending since 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock began trading on the Nasdaq Global Select Market under the symbol “APR” on February 11, 2021. Prior to that date, there was no public trading market for our common stock. As of February 18, 2022, there were approximately 22 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Apria, Inc. (the “Company,” “our,” or “we”) and its subsidiaries financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Certain factors that could cause such differences are discussed in “Forward-Looking Information; Risk Factor Summary” and “Part I, Item 1A. Risk Factors” in this report.

Our Company

We are a leading provider of integrated home healthcare equipment and related services in the United States. We offer a comprehensive range of products and services for in-home care and delivery across three core service lines: (1) home respiratory therapy (including home oxygen and NIV services); (2) OSA treatment (including CPAP and bi-level positive airway pressure devices, and patient support services); and (3) NPWT. Additionally, we supply a wide range of home medical equipment and other products and services to help improve the quality of life for patients with home care needs. Our revenues are generated through fee-for-service and capitation arrangements with Payors for equipment, supplies, services and other items we rent or sell to patients. Through our offerings, we also provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. We are focused on being the industry’s highest-quality provider of home healthcare equipment and related services, while maintaining our commitment to being a low-cost operator. We offer a compelling value proposition to patients, providers and Payors by allowing patients to receive necessary care and services in the comfort of their own home, while, at the same time, reducing the costs of treatment. We generated over $1.1 billion of net revenue in 2021, of which approximately 83% was from home respiratory therapy and OSA treatment, service categories in which we believe we have a leading market position.

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

Our product and service offerings are distinguished by the complexity and sophistication required in their clinical delivery, logistical coordination and payment arrangements. We offer patients and providers differentiated clinical service, leveraging our protocols and expertise to improve outcomes across our service lines. With an expansive network of delivery technicians and therapists that is not readily replicated, we are able to provide home healthcare therapies that require high-touch service, providing a bridge from the acute care setting to the home. In 2021, we served over 2 million patients, made over 2.4 million deliveries, and conducted approximately 736,000 clinician interactions with our patients.

The healthcare sector is heavily regulated, and our business is accordingly subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse. For additional information, see “Item 1—Business—Government Regulation.”

Pending Merger with Owens & Minor Inc.

On January 7, 2022, we entered into the Merger Agreement with Owens & Minor under which Owens & Minor will acquire Apria for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. The transaction is subject to customary closing conditions and other regulatory approvals and the approval of our stockholders and is expected to close during the first half of 2022. See further discussion at Note 13 – Subsequent Event in our audited financial statements and “Item 1A. Risk Factors – Risks Related to Proposed Merger – The failure to complete the transaction announced on January 7, 2022 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.”

Trends and Factors Affecting our Future Performance

Significant trends and factors that we believe may affect our future performance include:

●	Growing addressable markets. We are aligned with large and growing addressable markets across our core service lines. The broader U.S. markets for respiratory devices and OSA devices, which align with our home respiratory and OSA treatment product lines, two of our core product lines and which represent approximately 83% of 2021 net revenue, are expected by industry analysts to grow at CAGRs of approximately 6% and approximately 8%, respectively, between 2018 and 2025.
●	Aging population. As the baby boomer population ages and life expectancy increases, the elderly—who comprise a large portion of our patients—will represent a higher percentage of the overall population. The CMS Office of the Actuary projects that the number of Medicare beneficiaries will grow, on average, by 2.5% annually over the period from 2020 to 2028 and the U.S. Census Bureau projects that the United States population aged 65 and over will grow substantially from 15.2% of the population in 2016 to 20.6% of the population by 2030 This demographic trend has resulted in patient volume growth in the United States and is expected to continue to drive volume growth.
●	Rising incidence of chronic diseases. Increasing obesity rates, the clinical consequences of the high prevalence of smoking from earlier decades, the current under-diagnosis of certain health conditions and higher diagnosis rates for a number of chronic health conditions, such as chronic obstructive pulmonary disease, OSA, diabetes and others, have collectively driven growth in the industry. We believe that in the United States 1 in 15 adults has moderate to severe obstructive sleep apnea, while 1 in 10 adults has diabetes, with asthma similarly prevalent among adults. We believe that patients with these chronic conditions will increasingly be treated in their homes instead of in the hospital setting and utilize the services that we provide.
●	Transition to value-based healthcare. Government and commercial Payors are increasingly seeking ways to shift from traditional fee-for-service to a value-based model. We believe that the ability to transition patients from the acute care setting to the home represents a critical part of this effort. As a leading provider of home healthcare services, we believe that we will increasingly benefit from this paradigm shift in the industry. In addition, we believe our demonstrated expertise in non-traditional payment models, such as capitation arrangements, will position us well to take advantage of this trend.
●	Increased prevalence of and preference for in-home treatments. Improved technology has resulted in a wider variety of treatments being administered in patient homes, and medical advancements have also made medical equipment more simple, adaptable and cost-effective for use in the home. According to CMS estimates, between 2020 and 2028, U.S. home healthcare spending is projected to increase to $201.3 billion, growing at a CAGR of approximately 7%.
●	Consolidation of the highly fragmented market to the benefit of national players. Between 2012 and 2018, the overall number of DMEPOS suppliers that bill Medicare more than $10 million annually fell

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
●	Decreasing price and reimbursement levels. We expect to continue to face pricing pressures from Medicare and Medicaid, as a result of programs such as the DMEPOS CBP or government sequestrations, as well as from our managed care Payors as they seek to lower costs by obtaining more favorable pricing from providers such as us. In addition to the pricing reductions, such changes could cause us to provide reduced levels of certain products and services in the future, resulting in corresponding reductions in revenue.
●	Cost containment efforts of Payors. The consolidation of our managed care Payors into larger purchasing groups, such as group purchasing organizations and integrated delivery networks, has increased their negotiating and purchasing power. This trend, in turn, has resulted in increasing pricing pressure on us due to the consolidation of healthcare facilities, purchasing groups and U.S.-based insurance Payors, pricing concessions and other cost containment efforts, such as the CBP. Contracts with Payors that generated approximately 1% of our revenue in 2021 will expire in 2022.

Certain additional items may impact the comparability of the historical results presented below with our future performance, such as:

●	Cost of being a public company. To operate as a public company, we will be required to continue to implement changes in certain aspects of our business and develop, manage, and train management level and other employees to comply with ongoing public company requirements. We will also incur new expenses as a public company, including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and Financial Industry Regulatory Authority filing fees and offering expenses.

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

While the impact of the COVID-19 pandemic, the National Emergency Declaration and the various state and local government imposed stay-at-home restrictions did not have a material adverse impact on our consolidated operating results for the fiscal years ended December 31, 2021 and 2020, we experienced declines in net revenues in certain services associated with elective medical procedures and the disruption in physician practices (such as commencement of new CPAP services, ventilation therapy, negative pressure wound therapy, and other equipment and services) and such declines may continue during the duration of the COVID-19 pandemic. Offsetting these declines in net revenue, we have experienced an increase in net revenue related to increased demand for certain respiratory products (such as oxygen) and increased sales in our resupply business (primarily as a result of the increased ability to contact patients at home as a result of state and local government imposed stay-at-home orders). In response, we instituted temporary cost mitigation measures such as reduced hours and management of variable labor and operating costs. In addition, as part of the CARES Act (discussed in more detail in the Medicare Reimbursement section below), we experienced an increase in Medicare reimbursement rates from March 6, 2020 to the end of the public health emergency and a suspension of

Medicare sequestration from May 1, 2020 through December 31, 2021 (resulting in a 2% increase in Medicare payments to all providers) resulting in a temporary increase in net revenues for certain products and services. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law on December 10, 2021, extended the payment reduction suspension at rates of 0% through March 31, 2022, and reinstated Medicare sequestration at 1% from April 1, 2022 through June 30, 2022 and 2% thereafter. Recent regulatory guidance from the Centers for Medicare and Medicaid Services expanding telemedicine and reducing documentation requirements during the emergency period resulted in increased net revenues for certain products and services. We have not experienced a significant slowdown in cash collections, and as a result our cash flow from operations has not been materially adversely impacted to date.

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

We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the Recall. There is an equipment shortage in our industry and the Recall or other supply chain disruptions may continue to have a material adverse effect on our financial condition or results of operations, cash flows and liquidity. See “Forward-Looking Information; Risk Factor Summary” and “Part I, Item 1A. Risk Factors” in this report.

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

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. We incur product and supply costs, depreciation of patient equipment, home respiratory therapists costs and other costs in connection with providing our services:

●	Product and supply costs are comprised primarily of the cost of supplies, equipment and accessories provided to patients.
●	Patient equipment depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in our consolidated statements of income within cost of net revenues as the equipment is rented to patients as part of our primary operations. Patient equipment is generally placed for rent; however, it could also be sold to customers. Upon a sale, we record the proceeds of the sale within net revenue and the cost related to the carrying net book value as other costs within cost of net revenues in our consolidated statements of income.
●	Home respiratory therapists costs are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient.

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

Interest Expense and Other. Interest expense and other are comprised of expenses incurred for interest payments made on our outstanding debt and the amortization and write-off of deferred debt issuance costs.

Gain from Derecognition of Nonfinancial Asset. The gain from the derecognition of nonfinancial asset resulted from a contribution of software and other intellectual property to a joint venture in exchange for a 40% membership interest. See Note 1 – Summary of Significant Accounting Policies for a discussion of the equity method investment.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. We use the non-GAAP financial information of earnings, before interest, taxes, depreciation, and amortization (“EBITDA”), Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex as key profitability measures to evaluate the business. Refer to the “Non-GAAP financial information” section below for further detail, including a table reconciling each of such measures to net income, the most directly comparable GAAP measure. The below table sets forth net income, EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$64,877	$46,139	$15,622
EBITDA	$212,402	$186,378	$138,991
Adjusted EBITDA	$232,035	$226,858	$173,972
Adjusted EBITDA less Patient Equipment Capex	$136,027	$134,223	$80,523

Results of Operations

Comparison of Years Ended December 31, 2021 and December 31, 2020.

The following table summarizes our consolidated results of operations:

	Year Ended December 31,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Net revenues	$1,145,275	$1,108,717	$36,558	3.3%
Cost of net revenues, including related depreciation	341,288	328,270	13,018	4.0%
Gross margin	803,987	780,447	23,540	3.0%
Selling, distribution and administrative	706,633	709,299	(2,666)	(0.4)%
Total costs and expenses	1,047,921	1,037,569	10,352	1.0%
Operating income	97,354	71,148	26,206	36.8%
Interest expense	11,781	6,308	5,473	86.8%
Interest income	(254)	(498)	244	(49.0)%
Gain from derecognition of nonfinancial asset	(3,994)	—	(3,994)	—%
Income tax expense	24,153	19,199	4,954	25.8%
Loss from equity method investment	791	—	791	—%
Net income	$64,877	$46,139	$18,738	40.6%

Net Revenues.

Net revenues for the year ended December 31, 2021 were $1,145.3 million compared to $1,108.7 million for the year ended December 31, 2020, an increase of $36.6 million or 3.3%. The increase in net revenues for the year ended December 31, 2021 was primarily due to growth in OSA treatment and oxygen therapy. The increase was partially offset by reduced demand for certain products and services associated with elective medical procedures and the disruption in physician practices (such as commencement of new ventilation therapy, negative pressure wound therapy, and other equipment and services) during the COVID-19 pandemic as well as equipment shortages due to the Recall or other supply chain disruptions. The increase in net revenues was also due to higher reimbursement levels, volume from the acquisitions, and increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality, partially offset by reductions in commercial Payor reimbursement rates. Our core services comprise total net revenues as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Home respiratory therapy	$467,422	$453,826	$13,596	3.0%
OSA treatment	480,245	454,407	25,838	5.7%
NPWT	40,455	42,966	(2,511)	(5.8)%
Other equipment and services	157,153	157,518	(365)	(0.2)%
Net revenues	$1,145,275	$1,108,717	$36,558	3.3%

Net revenues for the year ended December 31, 2021 increased primarily due to the following:

●	Home respiratory therapy. Net revenues increased 3.0% primarily due to increased volume of patients requiring oxygen therapy, higher reimbursement levels, as well as increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality. The increase was partially offset by lower ventilation therapy revenues due to a reduction in the commencement of new services during the COVID-19 pandemic and equipment shortages due to the Recall.
●	OSA treatment. Net revenues increased 5.7% primarily due to volume growth in OSA treatment supplies and equipment despite recent equipment shortages due to the Recall or other supply chain disruptions. The increase was also due to higher reimbursement levels and volume from acquisitions.
●	NPWT. Net revenues decreased 5.8% due to lower allocation of capitation revenues and reduced patient volumes.
●	Other equipment and services. Net revenues decreased 0.2% primarily due to reduced patient volume partially offset by increased volume from acquisitions and higher reimbursement levels.

Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the year ended December 31, 2021 and 2020.

Cost of Net Revenues and Gross Margin.

Cost of Net Revenues. Cost of net revenues for the year ended December 31, 2021 were $341.3 million compared to $328.3 million for the year ended December 31, 2020, an increase of $13.0 million or 4.0%. The increase in cost of net revenues for the year ended December 31, 2021 was primarily due to increased product and supply costs. Our cost of net revenues was as follows:

	Year Ended December 31,
(dollar amounts in thousands)	2021	2020	Change $	Change %
Product and supply costs	$206,167	$192,667	$13,500	7.0%
Patient equipment depreciation	101,040	101,319	(279)	(0.3)%
Home respiratory therapists costs	16,479	16,882	(403)	(2.4)%
Other	17,602	17,402	200	1.1%
Total cost of net revenues	$341,288	$328,270	$13,018	4.0%

Product and supply costs increased primarily to support increased volume in OSA treatment supplies and due to a $3 million one-time legal recovery benefit in the prior year.

Gross margin. Gross margin for the year ended December 31, 2021 was 70.2% compared to 70.4% for the year ended December 31, 2020, a decrease of 0.2%. The gross margin decrease was driven by a $3 million one-time legal recovery in the prior year and a decrease in commercial Payor reimbursement rates. The decrease was partially offset by higher reimbursement levels and increased Medicare reimbursement rates from the CARES Act, the temporary suspension of Medicare sequestration, and oxygen budget neutrality.

Selling, Distribution and Administrative. SD&A expenses for the year ended December 31, 2021 were $706.6 million compared to $709.3 million for the year ended December 31, 2020, a decrease of $2.7 million or 0.4%. SD&A expenses for the year ended December 31, 2021 were 61.7% of total net revenues compared to 64.0% of total net revenues for the year ended December 31, 2020. The decrease was primarily due to a $30.1 million reduction in a one-time legal settlement expense primarily due to the settlement of a series of civil investigative demands in the prior year and lower current year incentive compensation. See further discussion at Note 10 - Commitments and Contingencies in our unaudited condensed consolidated financial statements for more information. The decrease was partially offset by increased costs associated with being a public company, higher distribution expense, higher information technology costs in part due to outsourcing our datacenters, and increased variable costs associated with volume growth.

Interest Expense and Other. Interest expense and other for the year ended December 31, 2021 was $11.8 million compared to $6.3 million for the year ended December 31, 2020, an increase of $5.5 million or 86.8% primarily due to higher outstanding debt.

Gain From Derecognition of Nonfinancial Asset. Gain from derecognition of nonfinancial asset for the year ended December 31, 2021 was $4.0 million resulting from a contribution of software and other intellectual property to a joint venture in exchange for a 40% membership interest. See Note 1 – Summary of Significant Accounting Policies for a discussion of the equity method investment.

Income Tax Expense. Income tax expense for the year ended December 31, 2021 was $24.2 million compared to $19.2 million for the year ended December 31, 2020, an increase of $5.0 million or 25.8%. Our effective tax rate was 26.9% and 29.4% for the year ended December 31, 2021 and 2020, respectively. The change in income tax expense is primarily a result of increased taxable operating income. For the year ended December 31, 2021, the effective tax rate differed from federal and state statutory rates primarily due to non-deductible executive compensation, and non-deductible public offering costs offset by excess tax benefits related to equity compensation. For the year ended December 31, 2020 the effective tax rate differed from federal and state statutory rates primarily due to non-deductible government settlements, offset by excess tax benefits related to stock-based compensation.

Loss From Equity Method Investment. Loss from equity method investment for the year ended December 31, 2021 was $0.8 million. For the year ended December 31, 2021, our loss from equity method investment is attributable to our ownership interest in DMEscripts LLC, (“Joint Venture”). We accounted for our equity method investment in accordance with the equity method of accounting. See further discussion at Note 1 – Summary of Significant Accounting Policies in our consolidated financial statements for more information.

Comparison of Years Ended December 31, 2020 and December 31, 2019.

A detailed discussion of the year-over-year results of operations for 2020 compared to 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC.

Impact of Inflation and Changing Prices

We experience pricing pressures in the form of continued reductions in reimbursement rates, particularly from managed care organizations and from governmental Payors such as Medicare and Medicaid. We are also impacted by rising costs for certain inflation-sensitive operating expenses and cost of net revenues such as labor and employee benefits, facility and equipment leases, patient equipment and supplies, and vehicle fuel.

Liquidity and Capital Resources

Our principal source of liquidity is our operating cash flow, which is supplemented by extended payment terms from our suppliers and our Revolver, which provides for revolving credit of up to $100.0 million, subject to availability. Our principal liquidity requirements are labor costs, including salaries, bonuses, benefits and travel-related expenses, product and supply costs, third-party customer service, billing and collections and logistics costs, leases, patient equipment capital expenditures, and long-term debt. Our future capital expenditure requirements will depend on many factors, including our revenue growth rates. Our capital expenditures are made in advance of patients beginning service. Certain operating costs are incurred at the beginning of the equipment rental period and during initial patient set up. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. We believe that our operating cash flow, together with our existing cash, cash equivalents, and Revolver, will continue to be sufficient to fund our operations and growth strategies for at least the next 12 months.

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

On December 11, 2020, we entered into the credit facility amendment to incur $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to our common stockholders and a $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the credit facility amendment and for general corporate purposes. We also declared and paid a $175.0 million dividend to common stockholders and SARs holders payable in June 2019 and a $75.0 million dividend to common stockholders in July 2018. We have no current plans to pay dividends on our common stock.

As permitted under the CARES Act, we have elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, which will be paid in two equal installments on December 31, 2021 and December 31, 2022. The first installment of $7.4 million was paid during the year ended December 31, 2021. The remaining amount deferred as of December 31, 2021 was $7.4 million.

Cash Flow. The following table presents selected data from our consolidated statement of cash flows:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$211,997	$196,713
Net cash used in investing activities	(144,208)	(91,727)
Net cash (used in) provided by financing activities	(42,910)	15,520
Net increase in cash and cash equivalents and restricted cash	24,879	120,506
Cash, cash equivalents and restricted cash at beginning of period	195,197	74,691
Cash and cash equivalents and restricted cash at end of period	$220,076	$195,197

Comparison of Years Ended December 31, 2021 and December 31, 2020. Net cash provided by operating activities for the year ended December 31, 2021 was $212.0 million compared to $196.7 million for the year ended December 31, 2020, an increase of 15.3 million. The increase in net cash provided by operating activities was primarily the result of the following:

•	$18.7 million increase in net income;
•	$8.5 million increase in adjustments to reconcile to net income; and
•

$11.9 million increase in cash used in the change in operating assets and liabilities due primarily to accrued expenses and other, a decrease in cash provided by accounts receivable and an increase in cash used in payroll and related taxes and benefits, offset by cash provided by accounts payable and prepaid expenses and other assets and a decrease in cash used for legal reserves.

Included in operating activities for the year ended December 31, 2020, was cash paid for a legal settlement of $43.6 million, of which $31.9 million resulted in a reduction in net income and $11.7 million resulted in cash used for legal reserve. See further discussion in “Item 3—Legal Proceedings—Civil Investigative Demand Issued by the United States Attorney’s Office for the Southern District of New York” and Note 10 – Commitments and Contingencies in our audited financial statements.

Net cash used in investing activities for the year ended December 31, 2021 was $144.2 million compared to $91.7 million for the year ended December 31, 2020, an increase of $52.5 million. The primary use of funds in the year ended December 31, 2021 was $119.1 million to purchase patient equipment and property, equipment and improvements, $43.4 million for acquisitions and $2.1 million for issuance of related party note receivable, which was partially offset by proceeds from the sale of patient equipment and other of $17.4 million and preferred distribution from equity method investment of $3.0 million. The primary use of funds in the year ended December 31, 2020 was $109.1 million to purchase patient equipment and property, equipment and improvements, which was partially offset by proceeds from the sale of patient equipment and other of $17.4 million.

Net cash used in financing activities for the year ended December 31, 2021 was $42.9 million compared to net cash provided by financing activities of $15.5 million for the year ended December 31, 2020. Net cash used in financing activities for the year ended December 31, 2021 was primarily related to payments on long-term debt of $20.8 million, payments on asset financing of $15.2 million and payment for tax withholdings from equity-based compensation activity of $6.3 million. Net cash used in financing activities for the year ended December 31, 2020 primarily related to incremental borrowings on debt of $260.0 million offset by cash dividends paid to common stockholders and SARs holders of $210.0 million, payments on asset financing of $22.6 million, payments on long-term debt of $9.0 million and payments of deferred financing costs related to the TLA amendment of $3.0 million.

Comparison of Years Ended December 31, 2020 and December 31, 2019. A detailed discussion of the year-over-year cash flows for 2020 compared to 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC.

Non-GAAP Financial Information.

EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex. EBITDA is a non-GAAP measure that represents net income for the period before the impact of interest income, interest expense, other income and expense, income taxes, loss from equity method investment, and depreciation and amortization. EBITDA is widely used by securities analysts, investors and other interested parties to evaluate the profitability of companies. EBITDA eliminates potential differences in performance caused by variations in capital structures, tax positions, the cost and age of tangible assets and the extent to which intangible assets are identifiable. Adjusted EBITDA is a non-GAAP measure that represents EBITDA before certain items that impact comparison of the performance of our business either period-over-period or with other businesses. We use Adjusted EBITDA as a key profitability measure to assess the performance of our business. We believe that Adjusted EBITDA should, therefore, be made available to securities analysts, investors and other interested parties to assist in their assessment of the performance of our business.

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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA, Adjusted EBITDA and Adjusted EBITDA less Patient Equipment Capex:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$64,877	$46,139	$15,622
Interest (income) expense and other, net	7,533	5,810	3,666
Income tax expense	24,153	19,199	8,127
Loss from equity method investment	791	—	—
Depreciation and amortization	115,048	115,230	111,576
EBITDA	$212,402	$186,378	$138,991
Strategic transformation initiatives:
Simplify(a)	—	1,159	11,775
Financial system(b)	1,466	1,846	—
Other initiatives(c)	137	465	834
Stock-based compensation one-time award at IPO(d)	4,103	—	—
Stock-based compensation(e)	6,046	4,839	9,024
Legal settlements(f)	1,750	28,891	12,200
Merger and acquisition costs(g)	1,697	—	—
Offering costs(h)	4,434	3,280	1,148
Adjusted EBITDA	$232,035	$226,858	$173,972
Patient Equipment Capex	(96,008)	(92,635)	(93,449)
Adjusted EBITDA less Patient Equipment Capex	$136,027	$134,223	$80,523

(a)	Simplify represents one-time advisory fees and implementation costs associated with a key 2019 business transformation initiative focused on shifting to a patient-centric platform and optimizing end-to-end customer service.

(b)	Costs associated with the implementation of a new financial system.
(c)	Other initiatives include one-time third-party logistics advisory costs associated with a 24-month initiative launched in January 2018 designed to modify the branch network in order to reduce branch operating costs while maintaining or improving patient service levels, one-time costs associated with customer service initiatives, one-time costs associated with implementation of an electronic sales, service and rental agreement and one- time costs associated with moving the corporate headquarters in 2021.
(d)	The offering resulted in a one-time restricted stock unit (“RSUs”) grant to our Chief Financial Officer (“CFO”). The RSUs vest in tranches and are classified as liability awards since each tranche of RSUs can be settled in either cash or shares of our common stock at the CFO’s election. The first tranche of RSUs vested upon completion of the IPO and was settled in cash. The second tranche was settled in cash during the three months ended September 30, 2021. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered until settlement.
(e)	Stock-based compensation has historically been granted to certain of our employees and non-employee directors in the form of profit interest units of Apria Holdings LLC, RSUs, performance-based RSUs, and SARs. For time-based only RSUs and SARs, compensation expense for each separately vesting portion of the award is recognized on a straight-line basis over the vesting period for that portion of the award subject to continued service. For RSUs with performance conditions, compensation expense is recognized over the requisite service period subject to management’s estimation of the probability of vesting of such awards. Stock compensation also includes expense related to our long-term incentive plan awards which will be settled in stock.

In June 2019, all outstanding performance Class B units were modified to accelerate vesting resulting in $7.0 million stock compensation expense.

(f)	In 2021, the amount represents the final settlement amount of a claim brought under the Private Attorneys General Act of California. In 2020, the amount represents the increase in the settlement amount in relation to a series of civil investigative demands from the United States Attorney’s Office for the Southern District of New York offset by a one-time unrelated $3.0 million recovery in 2020. See “Item 3—Legal Proceedings—Civil Investigative Demand Issued by the United States Attorney’s Office for the Southern District of New York” and Note 10 – Commitments and Contingencies in our audited financial statements for more information.
(g)	Acquisition costs include one-time costs associated with the acquisition of certain companies in 2021 and the Merger Agreement.
(h)	Offering costs represent one-time costs relating to public offerings. As we did not receive any proceeds from the offerings, these costs were expensed as incurred in SD&A expenses in the consolidated statements of income.

Accounts Receivable. Accounts receivable increased to $81.7 million as of December 31, 2021 from $74.8 million as of December 31, 2020, an increase of $6.9 million. Days sales outstanding (calculated as of each period-end by dividing accounts receivable, net by the rolling average of total net revenues) were 31 days as of December 31, 2021 compared to 29 days as of December 31, 2020. The increase in 2021 accounts receivable was primarily due to unbilled receivables from an acquisition.

Comparison of Years Ended December 31, 2020 and December 31, 2019. A detailed discussion of the year-over-year accounts receivable for 2020 compared to 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC.

Unbilled Receivables. Included in accounts receivable are earned but unbilled receivables of $19.9 million and $13.1 million as of December 31, 2021 and December 31, 2020, respectively. Delays, ranging from a single day to several weeks, between the date of service and billing can occur due to delays in obtaining certain required Payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in our analysis of historical performance and collectability. The increase in unbilled receivables was primarily due to billing delays associated with an acquisition.

Comparison of Years Ended December 31, 2020 and December 31, 2019. A detailed discussion of the year-over-year unbilled receivables for 2020 compared to 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC.

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

Long-Term Debt. On June 21, 2019, we entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a TLA Facility of $150.0 million and a Revolver of $100.0 million. The Revolver replaced the prior senior secured asset-based revolving credit facility (the “ABL Facility”), Facility which provided for revolving credit financing of up to $125.0 million. Proceeds from the TLA were used to fund a $175.0 million dividend payment to common stockholders and distribution to SARs holders. On December 11, 2020, we entered into the credit facility amendment to obtain $260.0 million of Incremental Term Loans. Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to our common stockholders and a $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the credit facility amendment and for general corporate purposes.

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

The TLA matures on June 21, 2024 and we are required to make quarterly principal payments on the TLA beginning June 30, 2020. Upon entering into the credit facility amendment, the amount of those quarterly principal payments was adjusted to account for the Incremental Term Loans. We expect to refinance, renew or replace the TLA prior to its maturity in June 2024 or to repay it with cash from operations. The table below is a summary of the expected timing of remaining principal repayments as of December 31, 2021:

(in thousands)
2022	$36,458
2023	41,667
2024	302,083

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

As of December 31, 2021, no amounts were outstanding under the Revolver, there were $15.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $84.2 million. We were in compliance with all debt covenants set forth in the TLA and Revolver as of December 31, 2021.

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

The unamortized debt issuance costs related to the ABL Facility dated November 2, 2018 were expensed in the year ended December 31, 2019 as a result of the new credit agreement. In connection with the TLA amendment for Incremental Term Loans in December 2020, certain deferred financing fees related to the original TLA dated June 21, 2019 were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the related amounts of unamortized debt issuance costs were written off in the year ended December 31, 2020. Amortization of deferred debt issuance costs are classified within interest expense in our consolidated statements of income and was $1.1 million, $1.4 million, and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $10.7 million, $4.9 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest paid on debt totaled $10.6 million, $5.0 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future interest payments associated with the TLA total $22.7 million, with $9.9 million payable within 12 months.

Leases. As of December 31, 2021, we had fixed lease payment obligations of $75.5 million, with $25.3 million payable within 12 months.

Purchase Obligations. As of December 31, 2021, we had purchasing obligations related to amounts we expect to pay under extended payment term agreements for patient equipment of $9.2 million, with $8.6 million payable within 12 months. Additionally, we had purchasing obligations related to noncancelable telecommunication services, outsourced data center operations, and software as a service contracts of $27.7 million, with $12.9 million payable within 12 months.

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

Critical Accounting Estimates

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

We consider the accounting policies that govern revenue recognition and the determination of the net realizable value of accounts receivable to be the most critical in relation to our consolidated financial statements. These policies require the most complex and subjective judgments of management. Additionally, the accounting policies related to goodwill, indefinite-lived intangible assets and long-lived assets, self-insurance reserves, and business combinations require significant judgment.

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

We record a reserve for expected credit losses as part of net rental revenue adjustments in order to report rental revenue at an expected collectable amount based on the total portfolio of operating lease receivables for which collectability has been deemed probable.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets. Goodwill and Indefinite-lived intangible assets are not amortized but instead tested at least annually for impairment or more frequently when events or changes in circumstances indicate that the assets might be impaired. We perform the annual test for impairment for indefinite-lived intangible assets as of the first day of the fourth quarter.

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

Impairment charges related to goodwill, indefinite-lived intangible assets or long-lived assets were not material for the years ended December 31, 2021, 2020 and 2019.

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

Business Combinations. Our acquisitions have been accounted for using the purchase method of accounting under ASC 805, Business Combinations (“ASC 805”). We account for all transactions and events in which we obtain control over a business under ASC 805 by establishing the acquisition date and recognizing the fair value of all assets acquired and liabilities assumed. Our acquisitions have historically been made at prices above the fair value of identifiable net assets, resulting in goodwill.

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

Accounting Pronouncements Not Yet Adopted

Recently issued accounting pronouncements that may be relevant to our operations but have not yet been adopted are outlined in Note 3 – Recent Accounting Pronouncements in our audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to fluctuations in interest rates from borrowings under the Credit Facility. Our letter of credit fees and interest accrued on our debt borrowings carry a floating interest rate which is tied either to Adjusted LIBOR or alternative base rate plus their respective applicable margin and therefore are exposed to changes in interest rates. As of December 31, 2021, there was $380.2 million outstanding on the TLA, no amounts outstanding under the Revolver, $15.8 million outstanding letters of credit, and additional availability under the Revolver, net of letters of credit outstanding, was $84.2 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Apria, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apria, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Accounts Receivable and Net Revenues Fee-for-service arrangements— Refer to Note 1 to the financial statements

Critical Audit Matter Description

Management reports accounts receivable and net revenues from fee-for service arrangements at the amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid, and patients. Due to the nature of the industry and the reimbursement environment in which the Company operates, certain estimates are required to record total net revenues under fee-

for-service arrangements of $918 million for the year ended December 31, 2021, and accounts receivable at their net realizable value of $82 million as of December 31, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimated adjustments to determine the net realizable value of accounts receivable and net fee-for-service revenues included the following, among others:

We tested management’s analysis used to estimate the value of accounts receivable and amounts to be received under fee-for-service revenue contracts by:

●	Obtaining an understanding of the factors considered and the assumptions made by management in determining the estimated adjustments,
●	Testing the underlying data utilized by management to estimate the adjustments,
●	Evaluating whether the adjustments to management’s estimate were reasonable by comparing the historical realization data to the accounts receivable aging and payor mix trends, as well as evaluating economic and industry conditions,
●	Assessing whether the adjustments to management’s estimate were reasonable by utilizing prior year reserves and adjustments to revenue amounts originally recorded to develop a current year expectation,
●	Performing an analysis of revenue adjustments processed for individual transactions and evaluating whether the nature and trends identified in such transactions were considered in management’s estimated adjustments,
●	Comparing management’s prior-year recorded estimate to actual amounts recorded during the current year, and reviewing trends in management’s estimate over time.

/s/ Deloitte & Touche LLP

Costa, Mesa, California
March 1, 2022

We have served as the Company's auditor since 1998.

APRIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219,561	$195,197
Accounts receivable	81,720	74,774
Inventories	8,754	6,680
Prepaid expenses and other current assets	23,242	24,003
TOTAL CURRENT ASSETS	333,277	300,654
NONCURRENT RESTRICTED CASH	515	—
PATIENT EQUIPMENT, less accumulated depreciation of $366,126 and $356,888 as of December 31, 2021 and December 31, 2020, respectively	221,534	223,972
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	21,281	25,419
INTANGIBLE ASSETS, NET	71,651	61,497
OPERATING LEASE RIGHT-OF-USE ASSETS	71,808	57,869
GOODWILL	28,985	—
EQUITY METHOD INVESTMENT	2,809	—
DEFERRED INCOME TAXES, NET	4,338	18,258
NOTE RECEIVABLE, RELATED PARTY (Note 12)	2,071	—
OTHER ASSETS	17,160	17,315
TOTAL ASSETS	$775,429	$704,984

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$133,485	$116,886
Accrued payroll and related taxes and benefits	52,484	55,628
Other accrued liabilities	32,687	33,513
Deferred revenue	28,296	25,821
Current portion of operating lease liabilities	23,419	23,977
Current portion of long-term debt	36,458	20,833
TOTAL CURRENT LIABILITIES	306,829	276,658
LONG-TERM DEBT, less current portion	341,001	376,389
OPERATING LEASE LIABILITIES, less current portion	48,304	35,358
DEFERRED INCOME TAXES, NET	7,312	—
OTHER NONCURRENT LIABILITIES	32,250	42,924
TOTAL LIABILITIES	735,696	731,329
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value: 100,000,000 authorized; no shares issued as of December 31, 2021 and February 10, 2021 (Note 1)
Common stock, $0.01 par value: 1,000,000,000 authorized; 35,521,594 and 35,210,915 shares issued and outstanding as of December 31, 2021 and February 10, 2021, respectively (Note 1)	355	—
Additional paid-in capital	954,933	954,087
Accumulated deficit	(915,555)	(980,432)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	39,733	(26,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$775,429	$704,984

See notes to consolidated financial statements.

APRIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues:
Fee-for-service arrangements	$917,652	$883,846	$870,344
Capitation	227,623	224,871	218,531
TOTAL NET REVENUES	1,145,275	1,108,717	1,088,875
Costs and expenses:
Cost of net revenues:
Product and supply costs	206,167	192,667	206,067
Patient equipment depreciation	101,040	101,319	97,386
Home respiratory therapists costs	16,479	16,882	19,560
Other	17,602	17,402	17,701
TOTAL COST OF NET REVENUES	341,288	328,270	340,714
Selling, distribution and administrative	706,633	709,299	720,746
TOTAL COSTS AND EXPENSES	1,047,921	1,037,569	1,061,460
OPERATING INCOME	97,354	71,148	27,415
Interest expense and other	11,781	6,308	5,112
Interest income and other	(254)	(498)	(1,446)
Gain from derecognition of nonfinancial asset	(3,994)	—	—
INCOME BEFORE INCOME TAXES	89,821	65,338	23,749
Income tax expense	24,153	19,199	8,127
Loss from equity method investment	791	—	—
NET INCOME	$64,877	$46,139	$15,622

	February 10, 2021
	through
	December 31, 2021
Basic and diluted earnings per share:
Net income attributable to common stockholders	$63,338
Weighted average common shares outstanding:
Basic	35,325,734
Diluted	38,113,601
Net income per common share:
Basic	$1.79
Diluted	$1.66

See notes to consolidated financial statements.

APRIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	—	$—	—	$—	$1,327,445	$(1,042,193)	$285,252
Dividends	—	—	—	—	(175,000)	—	(175,000)
Stock-based compensation	—	—	—	—	8,642	—	8,642
Net income	—	—	—	—	—	15,622	15,622
Balance as of December 31, 2019	—	$—	—	$—	$1,161,087	$(1,026,571)	$134,516
Dividends	—	—	—	—	(210,000)	—	(210,000)
Stock-based compensation	—	—	—	—	3,000	—	3,000
Net income	—	—	—	—	—	46,139	46,139
Balance as of December 31, 2020	—	$—	—	$—	$954,087	$(980,432)	$(26,345)
IPO Transactions (Note 1)	—	—	35,210,915	352	(352)	—	—
Distributions	—	—	—	—	(776)	—	(776)
Stock-based compensation	—	—	—	—	8,249	—	8,249
Common stock issued upon exercise of stock appreciation rights, net of shares withheld for tax	—	—	310,679	3	(6,275)	—	(6,272)
Net income	—	—	—	—	—	64,877	64,877
Balance as of December 31, 2021	—	$—	35,521,594	$355	$954,933	$(915,555)	$39,733

See notes to consolidated financial statements.

APRIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$64,877	$46,139	$15,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,378	114,656	111,001
Amortization of intangible assets	1,670	574	574
Non-cash lease expense	27,068	27,313	27,596
Deferred income taxes	21,232	16,441	9,390
Stock-based compensation	8,249	3,000	8,642
Amortization of deferred debt issuance costs	1,101	1,358	1,107
Loss on sale and dispositions of patient equipment and other	6,516	4,186	4,130
Loss from unconsolidated joint venture	791	—	—
Gain from derecognition of nonfinancial asset	(3,994)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,538)	9,297	13,456
Inventories	356	169	315
Prepaid expenses and other assets	2,801	(10,971)	2,332
Accounts payable	17,343	(3,215)	(15,086)
Accrued payroll and related taxes and benefits	(3,222)	6,977	7,929
Operating lease liabilities	(28,619)	(25,348)	(29,494)
Income taxes payable	59	(240)	(1,448)
Deferred revenue	983	961	(610)
Legal reserve	1,250	(11,700)	—
Accrued expenses	(13,304)	17,116	6,394
NET CASH PROVIDED BY OPERATING ACTIVITIES	211,997	196,713	161,850
INVESTING ACTIVITIES
Purchases of patient equipment and property, equipment and improvements	(119,148)	(109,097)	(114,485)
Proceeds from sale of patient equipment and other	17,384	17,370	21,772
Preferred distribution from equity method investment	3,000	—	—
Issuance of note receivable, related party	(2,071)	—	—
Cash paid for acquisitions, net of cash received	(43,373)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(144,208)	(91,727)	(92,713)
FINANCING ACTIVITIES
Payments on asset financing	(15,216)	(22,560)	(31,353)
Proceeds from revolving credit facility	—	—	5,000
Disbursements to revolving credit facility	—	—	(5,000)
Borrowings on debt	—	260,000	150,000
Payments on debt	(20,833)	(8,958)	—
Payments on deferred financing costs	—	(2,962)	(2,763)
Payments of dividends	—	(210,000)	(175,000)
Distribution payments	(589)	—	—
Payments for tax withholdings from equity-based compensation activity	(6,272)	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42,910)	15,520	(59,116)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	24,879	120,506	10,021
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	195,197	74,691	64,670
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$220,076	$195,197	$74,691

Continued on following page.

SUPPLEMENTAL DISCLOSURES—See Note 6 – Debt and Note 8 – Income Taxes for a discussion of cash paid for interest and income taxes, respectively.

NON-CASH INVESTING AND FINANCING TRANSACTIONS—Purchases of patient equipment and property, equipment and improvements exclude purchases that remain unpaid at the end of the respective period. Such amounts are included in the following period’s purchases. Unpaid purchases were $50.6 million, $55.1 million, and $59.8 million as of December 31, 2021, 2020 and 2019, respectively. Unpaid purchases include $9.2 million, $15.7 million, and $24.4 million of patient equipment and property, equipment and improvements acquired under extended payment terms as of December 31, 2021, 2020 and 2019, respectively. See Note 9 – Leases for a discussion of right-of-use assets obtained in exchange for new operating lease liabilities. The Company made a non-cash contribution of software and other intellectual property (“IP”) in the year ended December 31, 2021 to a joint venture with a fair value of $9.0 million. See Note 1 – Summary of Significant Accounting Policies for a discussion of the equity method investment. See Note 2 – Acquisitions for a discussion of unpaid contingent consideration and the net working capital adjustment receivable in connections with the acquisitions.

See notes to consolidated financial statements.

APRIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are presented in U.S. dollars. These consolidated financial statements include the accounts of Apria, Inc. (the “Company”) and its subsidiaries. The Company had no items of other comprehensive income; as such, its comprehensive income is the same as the net income for all periods presented. Intercompany transactions and accounts have been eliminated in consolidation.

In connection with the completion of the Company’s initial public offering (the “IPO” or “offering”), the Company underwent a reorganization transaction (see Company Background—Initial public offering) and Apria Healthcare Group Inc. (“Apria Healthcare Group”) became an indirect wholly owned subsidiary of the Company on February 10, 2021. As a result of the reorganization transaction, the Company directly or indirectly owns all of the equity interests in Apria Healthcare Group and is the holding company of the Company’s business. The merger was accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the merger at their historical carrying amounts as reflected in the historical consolidated financial statements of Apria Healthcare Group, the accounting predecessor. Furthermore, prior to the offering, the Company’s business was conducted through Apria Healthcare Group, which did not have a common capital structure with Apria, Inc. and therefore, the Company has not presented the historical capital structure of Apria Healthcare Group within the financial statements. As such, the Company computed earnings per share (“EPS”) for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. The Company has defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through December 31, 2021. See below for a discussion of the reorganization transaction and EPS calculations.

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

In connection with the IPO, the Company’s certificate of incorporation (the “Charter”) and bylaws were each amended and restated, effective on February 10, 2021. The Charter authorizes 1,000,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote generally, including the election or removal of directors. The Charter also authorizes 100,000,000 shares of preferred stock, par value $0.01 per share, of which there were no shares of preferred stock issued or outstanding immediately after the IPO or as of December 31, 2021.

Equity Method Investment— On August 16, 2021, the Company and a group of investors that includes the American Association for Homecare, VGM Group, Inc., AdaptHealth, LLC., Lincare Inc. and Rotech Healthcare Inc. entered into a joint venture agreement to form DMEscripts LLC (“JV”), an independent e-prescribing company dedicated to improving the patient, prescriber and provider experience by eliminating inefficiencies and reducing paperwork. The Company contributed IP in exchange for a 40% membership interest in the JV, 50% of which is a nonvoting interest. The Company accounted for the contribution of the IP in accordance with Accounting Standards Codification (“ASC”) No. 610- 20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company’s ownership interest in the JV is a non-managing interest. The Company determined that the JV was a variable interest entity, but does not consolidate the JV because the Company was not the primary beneficiary. The Company accounts for its unconsolidated membership interest in the JV in accordance with the equity method of accounting because it exerts significant influence over but does not control the JV. Under the equity method of accounting, contributions of non-financial assets to unconsolidated joint ventures are recorded at fair value and adjusted for cash contributions, distributions received, allocations of income or loss, and other adjustments, as appropriate. There is no difference between the carrying amount of the investment and the underlying equity interest in net assets. All capital contributions and distributions of earnings from the JV are made on a pro rata basis in proportion to each member’s equity interest percentage. The Company commenced recording its allocated portion of profit or losses beginning as of September 1, 2021. Loss from the equity method investment was $0.8 million for the year ended December 31, 2021. The Company received a preferred distribution of $3.0 million and has the potential to receive an additional $3.0 million if certain performance metrics are achieved within two years (“Breakeven Performance”).

In connection with the formation of the JV, the Company entered into a promissory note that evidences a line of credit (“LOC”) pursuant to a loan and security agreement (“JV Loan Agreement”), to which the Company has agreed to provide up to $3.0 million in debt funding to the JV. In accordance with the JV Loan Agreement, the LOC bears interest at the rate of 7.5% per annum. The LOC calls for monthly interest only payments until the sooner of August 16, 2025 or the borrower achieving Breakeven Performance, at which time the remaining outstanding principal amount is amortized in equal monthly installments over five years. Amounts due under the LOC may be prepaid at any time. As of December 31, 2021, the outstanding balance was $2.1 million under the LOC which was recorded as a note receivable, related party on the consolidated balance sheet.

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

Use of Accounting Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Among the significant estimates affecting the consolidated financial statements are those related to revenue recognition and the resulting accounts receivable, goodwill, indefinite-lived intangible assets and long-lived assets, self-insurance reserves, and business combinations.

Fee-for-Service Net Revenues—Revenues are recognized under fee-for-service arrangements for equipment the Company rents to patients and sales of equipment, supplies and other items the Company sells to patients.

Rental and sale net revenues under fee-for-service arrangements disaggregated by each core service line item were:

	Year Ended December 31,
	2021			2020			2019
			Total Fee-			Total Fee-			Total Fee-
			For-			For-			For-
(dollars in thousands)	Rental	Sale	Service	Rental	Sale	Service	Rental	Sale	Service
Home respiratory therapy	$412,223	$2,702	$414,925	$399,799	$3,325	$403,124	$385,429	$2,241	$387,670
Obstructive sleep apnea treatment	91,931	293,382	385,313	85,916	276,444	362,360	84,225	262,789	347,014
Negative pressure wound therapy	27,638	3,981	31,619	30,477	2,208	32,685	29,832	2,677	32,509
Other equipment and services	41,019	44,776	85,795	41,487	44,190	85,677	43,317	59,834	103,151
Total	$572,811	$344,841	$917,652	$557,679	$326,167	$883,846	$542,803	$327,541	$870,344
	62.4%	37.6%	100.0%	63.1%	36.9%	100.0%	62.4%	37.6%	100.0%

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

Capitation Revenues—Revenues are recognized under capitation arrangements with third-party payors for services and equipment for which the Company stands ready to provide to the members of these payors without regard to the actual services provided. The stand ready obligation generally extends beyond one year. Revenue is recognized over the month that the members are entitled to healthcare services using the contractual rate for each covered member. The actual number of covered members may vary each month. Capitation payments are typically received in the month members are entitled to healthcare services. Contracts with a single national payor constituted 87%, 86% and 86% of total capitation revenues for the years ended December 31, 2021, 2020 and 2019 respectively.

Concentration of Credit Risk—Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 21% and 1%, respectively, of total net revenues for the years ended December 31, 2021 and December 31, 2020. Revenues reimbursed under arrangements with Medicare and Medicaid were approximately 19% and 1%, respectively, of total net revenues for the year ended December 31, 2019.

Contracts with two national payors each represented more than 10% of the Company’s total net revenues constituting approximately 24% and 11% of total net revenues for the year ended December 31, 2021, approximately 23% and 11% of total net revenues for the year ended December 31, 2020, and approximately 23% and 10% of total net revenues for the year ended December 31, 2019.

As of December 31, 2021, 2020 and 2019, Medicare represented greater than 10% of net accounts receivable.

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

Restricted Cash—Noncurrent restricted cash is related to amounts required to be held for payment of benefits under the Company’s nonqualified deferred compensation plan and was $0.5 million and $0.0 million as of December 31, 2021 and 2020, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$219,561	$195,197
Noncurrent restricted cash	515	—
Total cash, cash equivalents and restricted cash	$220,076	$195,197

Accounts Receivable—Included in accounts receivable are earned but unbilled receivables of $19.9 million and $13.1 million as of December 31, 2021 and 2020, respectively. Delays ranging from a day up to several weeks between the date of service and billing can occur due to delays in obtaining certain required payor-specific documentation from internal and external sources. Earned but unbilled receivables are aged from date of service and are considered in the analysis of historical performance and collectability.

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

Patient Equipment—Patient equipment is stated at cost less depreciation and reserves for non-recoverable and obsolete patient equipment. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Depreciation is provided using the straight-line method over the estimated useful lives of the equipment, which range from 1 to 10 years. Patient equipment depreciation is classified in the Company’s consolidated statements of income within cost of net revenues as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient equipment was $101.0 million, $101.3 million and $97.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The reserves for non-recoverable and obsolete patient equipment were $3.7 million and $3.1 million as of December 31, 2021 and 2020, respectively.

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

Given rental income is generated from such products, purchases of patient equipment are considered an investing activity when paid soon before or after purchase while other payments made are considered a financing activity within the consolidated statements of cash flows. Certain unpaid purchases are secured by a security interest in $1.8 million, $5.1 million and $17.9 million of patient equipment as of December 31, 2021, 2020 and 2019, respectively. The net loss from the sale and disposition of patient equipment is reported as an adjustment to net income within cash provided by operating activities in the consolidated statements of cash flows.

Property, Equipment and Improvements—Property, equipment and improvements are stated at cost less depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from 1 to 15 years or, for leasehold improvements, the shorter of the useful life of the asset or the remaining life of the related lease.

Capitalized Software—Capitalized software costs related to internally developed and purchased software are included in property, equipment and improvements in the consolidated balance sheets and are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Capitalized costs include direct costs of materials and services incurred in developing or obtaining internal-use software or cloud computing software and payroll and benefit costs for employees directly involved in the development of internal-use software or cloud computing software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose unless the enhancement adds new functionality. Costs incurred during the preliminary and post-implementation stages, as well as software maintenance and training costs, are expensed in the period in which they are incurred. Additions to capitalized internally developed software totaled $6.3 million and $6.3 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense for internally developed software was $4.7 million, $5.5 million and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Impairment charges related to goodwill, indefinite-lived intangible assets or long-lived assets were not material for the years ended December 31, 2021, 2020 and 2019.

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

A fair value hierarchy is established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
●	Level 3 – Unobservable inputs based on the Company’s own assumptions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short maturity. The carrying amounts of the Company’s long-term debt, including the Term Loan A Facility (the “TLA”) and Revolving Credit Facility (the “Revolver”) as of December 31, 2021, approximate fair value due to the variable rate nature of the agreements. All debt classifications represent Level 2 fair value measurements. Contracts insuring the lives of certain current and former employees who are eligible to participate in non-qualified deferred compensation plans are held in a rabbi trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The fair value of the pooled investment funds is derived using Level 2 inputs.

Leases—The Company determines if an arrangement is a lease at commencement and performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU) “assets, current portion of operating lease liabilities and operating lease liabilities, less current portion, on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and the related liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of future lease payments. The Company uses market rates from recent secured financing in its determination of the IBR.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any material subleases. The Company does not have any leases classified as a finance leasing arrangement. As such, all leases are classified as operating leases. See further discussion at Note 9 – Leases.

Product and Supply Costs—Product and supply costs presented within total cost of net revenues are comprised primarily of the cost of supplies, equipment and accessories provided to patients.

Contract Costs—The Company pays sales commissions on fee-for-service arrangements in an effort to increase the volume of serviced patients. The Company elected to use the practical expedient to expense sales commissions as incurred since the amortization period would otherwise be less than one year. These costs are included in selling, distribution and administrative (“SD&A”) expenses in the consolidated statements of income.

Home Respiratory Therapists Costs—Home respiratory therapists costs presented within total cost of net revenues are comprised primarily of employee salary and benefit costs or contract fees paid to respiratory therapists and other related professionals who are deployed to service a patient. Home respiratory therapy personnel are also engaged in a number of administrative and marketing tasks and, accordingly, these costs are classified within SD&A expenses and were $13.9 million, $14.8 million and $15.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Distribution Expenses—Distribution expenses totaled $127.0 million, $117.2 million and $128.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such expense represents the cost incurred to coordinate and deliver products and services to the patients. Included in distribution expenses are leasing, maintenance, licensing and fuel costs for the vehicle fleet; salaries and other costs related to drivers and dispatch personnel; and amounts paid to courier and other outside shipping vendors. Such expenses fall within the definition of “shipping and handling” costs and are classified within SD&A expenses and may not be comparable to other companies.

Self-Insurance—Coverage for certain employee medical claims and benefits, as well as workers’ compensation, professional and general liability, and vehicle liability are self-insured. Amounts accrued for costs of workers’ compensation, medical, professional and general liability, and vehicle liability are classified as current or long-term liabilities based upon an estimate of when the liability will ultimately be paid. Amounts are recorded gross of any estimated recoverable amounts from insurance providers. The estimated recoverable amounts from insurance providers are recorded within prepaid expense and other current assets and other assets on the consolidated balance sheets based upon an estimate of when they will be received.

Amounts accrued as current liabilities within other accrued liabilities are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$4,579	$4,780
Professional and general liability/vehicle	2,657	3,929
Medical insurance	2,652	2,169

Amounts accrued as long-term liabilities within other noncurrent liabilities are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Workers’ compensation	$15,830	$17,691
Professional and general liability/vehicle	5,212	6,554

Stock-Based Compensation—The Company accounts for its stock-based awards in accordance with provisions of FASB Accounting Standards Codification (“ASC”) No. 718, Compensation—Stock Compensation. Subsequent to the IPO, the Company has the following types of equity-based compensation awards outstanding: stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), Chief Financial Officer (“CFO”) RSUs, and stock-settled long-term incentive plan (“LTIP”) awards.

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

Legal Reserves—The Company is involved in various legal proceedings, claims, and litigation that arise in the ordinary course of business. The Company investigates these matters as they arise and reserves for potential loss in accordance with ASC No. 450, Contingencies. Significant judgment is required in the determination of both the probability of loss and whether the amount of the loss can be reasonably estimated. Estimates are subjective and are made in consultation with internal and external legal counsel. See further discussion at Note 10 – Commitments and Contingencies.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the novel coronavirus (“COVID-19”) public health emergency. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. As permitted under the CARES Act, the Company has elected to defer certain portions of employer-paid FICA taxes otherwise payable from March 27, 2020 to January 1, 2021, to be paid in two equal installments on December 31, 2021 and December 31, 2022. The first installment of $7.4 million was paid during the year ended December 31, 2021. As of December 31, 2021, the remaining $7.4 million of FICA tax payments were deferred and is included in accrued payroll and related taxes on the consolidated balance sheet.

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

Net revenues for each core service line were:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Home respiratory therapy	$467,422	$453,826	$435,680
Obstructive sleep apnea treatment	480,245	454,407	438,572
Negative pressure wound therapy	40,455	42,966	42,122
Other equipment and services	157,153	157,518	172,501
Net revenues	$1,145,275	$1,108,717	$1,088,875

Earnings Per Share—Prior to the IPO, the Company’s business was conducted through Apria Healthcare Group, which did not have a common capital structure with Apria, Inc. In connection with the completion of the offering, the Company underwent a reorganization transaction in which Apria Healthcare Group Inc. became an LLC and a newly formed indirect subsidiary of the Company merged with and into Apria Healthcare Group, with Apria Healthcare Group surviving. As a result, Apria Healthcare Group became an indirect wholly owned subsidiary of the Company. As part of the merger Apria Healthcare Group SAR units were converted to Apria, Inc. SARs and the Company’s stockholders who previously held their ownership interest prior to the IPO through Holdings (as the 100% direct owner of Apria Healthcare Group) received newly issued common shares. The conversion ratios for SARs and the three different classes of profit interest units (“PIUs”), which each had different preference rights as detailed in Note 7—Stock-Based Compensation, were determined based on the unit value implied by the per share price of common stock sold in the IPO. See further discussion at Note 1—Summary of Significant Accounting Policies – Initial Public Offering. Based on the complex nature of the reorganization transaction and based on consideration of the equity structure prior to IPO, the Company computed EPS only on a prospective basis for the period the Company’s common stock was outstanding during 2021, referred to as the Post-IPO period. The Company has defined the Post-IPO period as February 10, 2021, the effective date of the pre-IPO reorganization and the completion of the offering, through December 31, 2021. Basic net income per common share represents net income attributable to common stockholders for the Post-IPO period divided by the weighted-average number of common shares outstanding during the Post-IPO period. Diluted net income per common share is similar to calculating basic net income per common share, except the denominator is increased to include the dilutive effects of stock-based awards except when doing so would be antidilutive.

The computation of net income per common share is presented below:

February 10, 2021
through
(in thousands, except share and per share data)	December 31, 2021
Net income attributable to common stockholders	$63,338

Basic weighted average number of common shares outstanding	35,325,734
Dilutive effect of stock-based awards	2,787,867
Diluted weighted average number of common shares outstanding	38,113,601
Basic net income per common share	$1.79
Diluted net income per common share	$1.66

The 79,988 CFO RSUs outstanding during the Post-IPO period were not included in the calculation of diluted EPS as they were antidilutive. 88,916 PSUs were not included in the calculation of dilutive EPS as the financial performance condition had not been met as of December 31, 2021.

Apria Healthcare Group had 992,719 basic and diluted weighted average common shares outstanding for the period of January 1, 2021 through February 10, 2021 and the years ended December 31, 2020 and 2019.

2.	ACQUISITIONS

The Company regularly evaluates potential acquisition opportunities and may periodically acquire businesses that will complement its existing operations and businesses. The results of operations of the acquired companies are included in the consolidated statements of income from the dates of acquisition.

During the year ended December 31, 2021, the Company acquired certain assets and stock for total consideration of $42.8 million, including $43.4 million of cash paid, net of cash acquired, $1.1 million of contingent consideration, reduced by a $1.7 million net working capital adjustment receivable expected to be paid to the Company in the first quarter of 2022. These acquisitions provide services and products in the home respiratory therapy/home medical equipment segment. The acquisitions provide the Company with market expansion opportunities. The Company allocated the consideration paid to the estimated fair values of the net assets acquired on a provisional basis based on preliminary valuations. In aggregate, $40.8 million was attributed to intangible assets and $2.0 million to net assets acquired.

Intangible assets acquired primarily relate to goodwill with an estimated fair value of $29.0 million, customer list and other intangible assets, with an estimated fair value of $6.5 million and an estimated weighted-average useful life of 3.0 years, trade name, with an estimate fair value of $3.8 million and an estimated weighted-average useful life of 15.0 years, and payor relationships, with an estimated fair value of $1.5 million and an estimated weighted-average useful life of 20.0 years. The Company expects that the goodwill will be deductible for tax purposes. The Company expects to finalize the allocation of the purchase consideration as soon as practicable.

The acquisitions included contingent payments based on certain conditions after closing, which were determined to have an acquisition date fair value of $1.1 million which is recorded as a contingent liability in other accrued liabilities in the consolidated balance sheet in connection with the Company’s acquisition accounting.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

There were no new material accounting standards adopted in the year ended December 31, 2021.

4.	PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$17,750	$23,236
Equipment and furnishings	12,160	12,644
Information systems—hardware	16,461	28,741
Information systems—software	81,836	88,610
	128,207	153,231
Less accumulated depreciation	(106,926)	(127,812)
	$21,281	$25,419

Depreciation expense for property, equipment and improvements was $12.3 million, $13.3 million and $13.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense for property, equipment and improvements is recorded in SD&A expenses in the consolidated statements of income.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill are as follows:

(in thousands)	Total
Balance as of December 31, 2020	$—
Acquisitions	28,985
Balance as of December 31, 2021	$28,985

Intangible assets consist of the following:

	December 31, 2021				December 31, 2020
	Average	Gross			Gross
	Life in	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
(dollars in thousands)	Years	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets subject to amortization:
Capitated relationships	20.0	$4,400	$(3,074)	$1,326	$4,400	$(2,880)	$1,520
Payor relationships	20.0	9,140	(5,029)	4,111	7,600	(4,623)	2,977
Trade names	15.0	3,800	—	3,800	—	—	—
Customer list & other	3.0	5,835	(421)	5,414	—	—	—
Subtotal		23,175	(8,524)	14,651	12,000	(7,503)	4,497
Intangible assets not subject to amortization:
Trade names	—	50,000	—	50,000	50,000	—	50,000
Accreditations with commissions	—	7,000	—	7,000	7,000	—	7,000
Subtotal		57,000	—	57,000	57,000	—	57,000
Total		$80,175	$(8,524)	$71,651	$69,000	$(7,503)	$61,497

Amortization expense was $1.7 million, $0.6 million and $0.6 million the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for each of the fiscal years ending December 31 is presented below:

(in thousands)
2022	$2,849
2023	2,849
2024	2,429
2025	904
2026	904
Thereafter	4,716

6.	DEBT

Long-term debt consists of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Term Loan A	$380,208	$401,042
Less: Current portion	(36,458)	(20,833)
Less: Unamortized debt issuance costs	(2,749)	(3,820)
Total long-term debt	$341,001	$376,389

On June 21, 2019, the Company entered into a credit agreement with Citizens Bank and a syndicate of lenders for both a Term Loan A Facility (“TLA”) of $150.0 million and a Revolver of $100.0 million. The Revolver replaced the prior senior secured asset-based revolving credit facility (the “ABL Facility”), which provided for revolving credit financing of up to $125.0 million. Proceeds from the TLA were used to fund a $175.0 million dividend payment to common stockholders and distribution to SARs holders.

On December 11, 2020, the Company entered into a credit facility amendment to obtain $260.0 million of incremental term loans (the “Incremental Term Loans”). Net proceeds from the Incremental Term Loans were used to fund a $200.3 million dividend payment to common stockholders and a $9.7 million distribution to SARs holders declared and paid in December 2020, with the remaining proceeds used to pay fees and expenses in connection with the credit facility amendment and for general corporate purposes.

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

(in thousands)
2022	$36,458
2023	41,667
2024	302,083

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

The assets of the Company and equity interests of all present and future wholly-owned direct domestic subsidiaries of Apria Healthcare Group, with certain exceptions, are pledged as collateral for the TLA and Revolver. The credit agreement contains a financial covenant requiring the Company to maintain a total net leverage ratio less than 3.50x. The credit agreement also contains negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Apria Healthcare Group and its restricted subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers or consolidations, dispose of assets, pay dividends and distributions or repurchase capital stock, repay certain indebtedness, make investments and engage in certain transactions with affiliates.

As of December 31, 2021, no amounts were outstanding under the Revolver, there were $15.8 million outstanding letters of credit, and additional availability under the Revolver net of letters of credit outstanding was $84.2 million. The Company was in compliance with all debt covenants set forth in the TLA and Revolver as of December 31, 2021.

The Company records origination and other expenses related to certain debt issuance cost as a direct deduction from the carrying amount of the debt liability. These expenses are deferred and amortized using the straight-line method over the stated life, which approximates the effective interest rate method. The unamortized debt issuance costs related to the ABL Facility dated November 2, 2018 of $0.8 million were expensed in the year ended December 31, 2019 as a result of the new credit agreement. In connection with the TLA amendment for incremental term loans in December 2020, certain deferred financing fees related to the original TLA dated June 21, 2019 were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company wrote off the related amounts of unamortized debt issuance costs of $0.8 million in the year ended December 31, 2020. Amortization and write-off of deferred debt issuance costs are classified within interest expense and other in the Company’s consolidated statements of income and was $1.1 million, $1.4 million, and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Interest expense, excluding deferred debt issuance costs discussed above, was $10.7 million, $4.9 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The interest rate was 2.50% as of December 31, 2021 and 2020.

Interest paid on debt totaled $10.6 million, $5.0 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

7.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized by type of award which is recorded within SD&A expenses in the consolidated statements of income,

	Year Ended December 31,
(in thousands)	2021	2020	2019
Stock-based compensation expense by type of award:
Stock appreciation rights	$2,346	$3,000	$8,642
Omnibus plan awards	2,314	—	—
CFO restricted stock units	4,103	—	—
Long-term incentive plan awards (1)	1,386	1,838	367
Total stock-based compensation expense	$10,149	$4,838	$9,009
(1)	Prior to the IPO, the LTIPs were recorded as cash-based compensation expense.

Profit Interest Units— On October 28, 2008, Apria Healthcare Group was acquired by a wholly owned affiliate of BP Healthcare Holdings LLC (“Buyer”, or “BP Healthcare”). The Buyer was controlled by private investment funds affiliated with Blackstone Inc. (the “Sponsor”). BP Healthcare and its subsidiary, Holdings, granted equity units to certain employees, Board members and a member of a subsidiary’s Board of Directors for purposes of retaining them and enabling such individuals to participate in the long-term growth and financial success of the Company. These equity awards were issued in exchange for services to be performed.

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

No units were granted in 2021, 2020 or 2019, as PIUs are no longer granted.

Stock Appreciation Rights—In 2015, the Company’s Board of Directors approved the Apria, Inc. 2015 Stock Plan that provided for the grant of SARs to directors, officers, employees, consultants and advisers (and prospective directors, officers, employees, consultants, and advisers) of the Company and its affiliates. These equity awards were issued in exchange for services to be performed.

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

As of December 31, 2021, total unrecognized compensation cost related to unvested SARs was $3.1 million, which is expected to be expensed over a weighted-average period of 2.8 years.

The Company has estimated the grant-date fair value of SARs using the Black-Scholes valuation model. The following assumptions were used in estimating the value and determining the related stock-based compensation attributable to the current period.

	2020	2019
Expected asset volatility(1)	45.0%	45.0%
Risk free interest rate(2)	1.8%	1.8%
Expected life(3)	6.35 years	6.35 years
Dividend(4)	—	—
(1)	Volatility is estimated as the average of the historical volatilities of the publicly traded comparable companies.
(2)	The risk-free interest rate is interpolated from the United States Constant Maturity Treasury curve with a term matching the expected life.
(3)	The expected life assumes the expected exercise date is the midpoint of vesting start date and the contractual expiration date of each tranche.
(4)	The dividend assumed is zero.

The following table summarizes activity for all SARs for the period from December 31, 2020 to December 31, 2021:

			Weighted-
		Weighted-	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Appreciation	Exercise	Contractual	Value
	Rights	Price	Term	($000s)
Outstanding as of December 31, 2020 (1)	106,113	$220.42	7.0	$51,885
Converted (2)	3,660,115
Exercised	(619,668)	6.73
Forfeited	(25,538)	5.33
Outstanding as of December 31, 2021	3,121,022	$6.13	5.9	$82,611
Vested units as of December 31, 2021	2,772,780
Exercisable as of December 31, 2021	2,122,495	$6.60	5.0	$55,183
(1)	Amounts do not reflect the IPO conversion to Apria, Inc. SARs.
(2)	Represents the incremental SARs outstanding as a result of the conversion of Apria Healthcare Group SARs into Apria, Inc. SARs in connection with the IPO.

The total intrinsic value exercised during the year ended December 31, 2021 was $16.7 million.

The following table summarizes the activity for unvested shares for the period from December 31, 2020 to December 31, 2021:

		Weighted-
	Stock	Average
	Appreciation	Grant-Date
	Rights	Fair Value
Unvested as of December 31, 2020 (1)	45,266	$119.46
Converted (2)	1,561,343
Vested	(613,161)	3.48
Forfeited	(25,538)	3.26
Unvested as of December 31, 2021	967,910	$3.30
(1)	Amounts do not reflect the IPO conversion to Apria, Inc. SARs.
(2)	Represents the incremental SARs outstanding as a result of the conversion of Apria Healthcare Group SARs into Apria, Inc. SARs in connection with the IPO.

There were 20,407 Apria Healthcare Group SARs granted in the year ended December 31, 2020 which were converted into Apria, Inc. SARs at IPO. As of December 31, 2021, there were no SARs available for future grants under the plan as no new equity-based awards will be granted under the Apria, Inc. 2015 Stock Plan.

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

	Time-Based	Time-Based	Performance		Weighted-Average
Omnibus Plan Awards	One Year Vesting	Three Year Vesting	and Time-Based	Total	Grant Date Fair Value
Unvested Omnibus Plan Awards at December 31, 2020	—	—	—	—	$—
Granted (1)	35,413	205,433	88,916	329,762	29.64
Vested	—	(2,360)	—	(2,360)	29.65
Forfeited	—	(1,686)	—	(1,686)	29.65
Unvested Omnibus Plan Awards at December 31, 2021	35,413	201,387	88,916	325,716	$29.64
Unvested Omnibus Plan Awards expected to vest as of December 31, 2021				325,716	$29.64
(1)	Granted Omnibus Plan Awards and unvested Omnibus Plan Awards presented are based on the payout of the targeted number of shares.

As of December 31, 2021, the unrecognized compensation cost related to unvested Omnibus Plan Awards was $7.4 million, excluding estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.1 years. The Company accounts for forfeitures when they occur, and ultimately stock-based compensation expense is only recognized for awards that vest.

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

During the year ended December 31, 2021, the first and second tranches of RSUs vested and were settled in cash. The remaining RSUs are settleable in cash or shares at the CFO’s election, which is outside of the control of the Company. As such, the remaining RSUs were treated as liability classified awards. The fair value was measured at the grant date and will be remeasured each reporting period until settlement. Compensation expense is recognized over the requisite service period subject to continued employment and adjusted each reporting period for changes in the fair value pro-rated for the portion of the requisite service period rendered. As of December 31, 2021, $1.0 million was recorded within other accrued liabilities in the consolidated balance sheet. Total unrecognized compensation cost related to RSUs was $0.3 million as of December 31, 2021. This amount is expected to be recognized over a weighted-average period of 0.1 years.

The following table summarizes activity for CFO RSUs for the period from December 31, 2020 to December 31, 2021:

	Restricted	Weighted-Average
	Stock	Grant-Date
	Units	Fair Value
Balance as of December 31, 2020	—	$—
Granted at IPO	159,976	21.60
Vested and paid	(119,982)	21.60
Unvested and outstanding as of December 31, 2021	39,994	$21.60

Long-Term Incentive Plan—The Company has a long-term incentive plan to incentivize free cash flow improvement and the transformational changes needed to position the Company properly for the future. The Company has awarded long-term incentive awards to executive officers and other key management employees.

The offering triggered a pre-existing provision under the Company’s 2019 LTIP pursuant to which the incentive awards will be settled in shares of the Company’s common stock. The maximum number of shares to be issued was determined by dividing the amount of each executive’s earned award by the volume-weighted average price of a share of common stock over the first 20 trading days following the offering. Awards granted under the 2019 LTIP have a maximum share count of 192,582 as of December 31, 2021. The offering was accounted for as a modification and, as such, the 2019 LTIP awards were reclassified from a liability to an equity classified award in connection with the IPO. As such, the estimated plan liability for services rendered during the term of the awards of $2.2 million, which was recorded within other noncurrent liabilities in the consolidated balance sheet as of December 31, 2020, was reclassed to additional paid-in capital in the consolidated financial statements as of December 31, 2021.

As of December 31, 2021, total estimated unrecognized compensation cost related to the LTIP was $0.7 million. This amount is expected to be recognized over a weighted-average period of 1.0 years.

The following table summarizes maximum share count activity under LTIP awards for the period from December 31, 2020 to December 31, 2021 as it is probable that the Company will achieve the maximum free cash flow payout level under the plan:

		Weighted-
	Long-Term	Average
	Incentive	Grant-Date
	Plan	Fair Value
Balance as of December 31, 2020	—	$—
Conversion at IPO	199,004	22.11
Forfeited	(6,422)	22.11
Balance as of December 31, 2021	192,582	$22.11

8.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$—	$—	$—
State	2,921	2,758	(1,263)
	2,921	2,758	(1,263)
Deferred
Federal	17,795	14,484	7,022
State	3,437	1,957	2,368
	21,232	16,441	9,390
	$24,153	$19,199	$8,127

The current income tax expense includes a tax (benefit) expense of $(0.0) million, $(0.2) million and $(1.4) million relating to changes in the Company’s accruals for uncertain tax positions for the years ended December 31, 2021, 2020 and 2019, respectively.

A reconciliation of the differences between income tax expense computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended December 31,

	2021	2020	2019
Income tax expense at statutory rate	21%	21%	21%
Non-deductible expenses	1	1	6
Government settlement	—	6	—
State taxes, net of federal benefit and state loss carryforwards	6	6	9
Non-deductible executive compensation	3	—	—
Stock-based compensation	(4)	(5)	4
Change in liability for unrecognized tax benefits	—	—	(5)
Other	—	—	(1)
Effective tax rate	27%	29%	34%

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accounts receivable	$4,309	$7,521
Overpayment reserve	1,367	1,214
Accruals	12,192	13,805
Accrued vacation	4,089	3,860
Asset valuation reserves	961	826
Net operating loss carryforward and tax credits	37,505	46,614
Tax deductible goodwill	713	866
Intangible assets	471	284
Tax benefits related to unrecognized state tax benefits and interest accrued	23	10
Other, net	7,191	9,288
	68,821	84,288
Less: valuation allowance	(1,553)	(1,562)
Total deferred tax assets, net	67,268	82,726
Deferred tax liabilities:
Trade names and other indefinite-lived intangibles	(14,641)	(14,648)
Tax over book depreciation	(50,977)	(45,383)
Deferred expenses	(771)	(778)
Definite-lived intangibles	(1,032)	(1,187)
Other, net	(2,821)	(2,472)
Total deferred tax liabilities	(70,242)	(64,468)
Deferred income taxes, net	$(2,974)	$18,258

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes and tax losses and credit carryforwards. Deferred income tax assets are required to be reduced by a valuation allowance when it is determined that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

A valuation allowance of $1.6 million was recorded against the gross deferred tax asset balance as of December 31, 2021, 2020 and 2019, related to the future realization of state net operating losses.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, management evaluated all positive and negative evidence, including its three years of cumulative pretax income and its projected income, and determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred tax assets are realizable.

The Company recognizes tax benefits related to positions taken, or expected to be taken, on its tax returns, only if the positions are “more-likely-than-not” sustainable. Once this threshold has been met, the Company’s measurement of its expected tax benefits is recognized in its financial statements.

A reconciliation of the beginning and ending balances of the gross liability for unrecognized tax benefits as of December 31, 2021, 2020 and 2019 is as follows:

	December 31,
(in thousands)	2021	2020	2019
Total gross unrecognized tax benefits as of January 1	$618	$735	$1,439
Reductions due to lapse in statute of limitations	(19)	(117)	(704)
Total gross unrecognized tax benefits as of December 31	$599	$618	$735

Total gross unrecognized tax benefits of $0.6 million are reflected in the Company’s December 31, 2021 consolidated balance sheet as follows: (a) $0.1 million included in income taxes payable and other non-current liabilities and (b) $0.5 million included in deferred income taxes.

The amount of unrecognized tax benefits, including accrued interest, penalties and federal tax benefit, which, if ultimately recognized, could affect the effective tax rate in a future period are $0.5 million, $0.5 million and $0.7 million as of December 31, 2021, 2020 and 2019, respectively.

The Company does not expect any material changes to its tax uncertainties within the 12-month rolling period ending December 31, 2022.

Interest expense and penalties related to unrecognized tax benefits are recognized as part of the provision for income taxes. Gross interest and penalties of $0.0 million, $0.0 million and $0.1 million are provided for within the liability for unrecognized tax benefits as of December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, federal net operating loss and tax credit carryforwards of approximately $147.9 million and $1.2 million, respectively, are available to offset future federal taxable income. Net operating loss carryforwards of $51.7 million will expire during the Company’s 2037 tax year. Due to the enactment of the Tax Cuts and Jobs Act, federal net operating losses generated beginning in 2018 and thereafter are carried forward indefinitely. Therefore, the remaining $96.2 million of net operating loss carryforwards will not expire. Federal tax credit carryforwards will expire in varying amounts during the Company’s 2034 through 2041 tax years.

The Company files federal and state income tax returns in jurisdictions with varying statutes of limitations expiration dates. The Company’s calendar 2017 through 2021 tax years generally remain subject to examination by tax authorities.

Net income tax payments were $4.5 million, $3.2 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9.	LEASES

The Company leases all its facilities. The Company’s real estate lease portfolio primarily consists of modified gross leases, in which the Company pays a share of the operating costs, and triple-net leases, in which the Company pays all of the operating costs. Operating costs that are the responsibility of the Company include taxes, maintenance, insurance and other allowable expenses. These expenses are considered variable costs as they are not tied to an index or rate. The Company elected the practical expedient to combine lease and non-lease components for all its real estate leases into a single component. In addition, delivery vehicles and office equipment are leased under operating leases. Lease terms are generally five years or less with renewal options for additional periods and often contain early termination clauses. Rents are generally increased annually by amounts stated within individual agreements, subject to certain maximum amounts defined within individual agreements.

The Company also has embedded leases related to certain information technology service contracts associated with outsourced data centers. The Company evaluated the agreements at inception in 2020 and 2021 and determined that portions of these arrangements contain an embedded lease as it has the exclusive use of, and control over the activity on the servers during the contractual term of the arrangements. The Company elected a practical expedient not to separate lease and non-lease components. As of December 31, 2021, the embedded leases were $6.1 million of operating lease ROU assets and $6.1 million of operating lease ROU liabilities, respectively.

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

Significant components of lease expense were:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2021	2020
Operating lease expense	$35,898	$37,206
Variable lease expense	23,320	24,184
Short-term lease expense	2,305	1,353
Total lease expense	$61,523	$62,743

The following table summarizes supplemental information related to the Company’s operating leases:

	Year Ended	Year Ended
	December 31,	December 31,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$31,278	$29,757
Right-of-use assets obtained in exchange for new operating lease liabilities	41,007	19,850
Weighted average remaining lease term	3.4 years	3.0 years
Weighted average discount rate	3.4%	4.6%

Future minimum lease payments, by year and in the aggregate, required under noncancelable operating leases consist of the following as of December 31, 2021:

Operating
(in thousands)	Leases
2022	$25,333
2023	21,078
2024	15,170
2025	9,148
2026	4,657
Thereafter	131
Total future minimum lease payments	75,517
Less: imputed interest	(3,794)
Present value of future minimum lease liabilities	71,723
Less: current lease liabilities	(23,419)
Long-term operating lease liabilities	$48,304

10.	COMMITMENTS AND CONTINGENCIES

Litigation— On December 18, 2020, a federal judge approved a civil and administrative settlement Apria entered into with the United States and certain state Medicaid programs in a complaint filed by three relators under the qui tam provisions of the False Claims Act (“FCA”), 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilators (“NIVs”). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the States of California and Illinois related to NIVs covered by private insurers. The matter had been pending since 2017.

The government had alleged that Apria violated the FCA by submitting false claims seeking reimbursement for NIVs which were not being used, or not being used sufficiently, by patients, for NIVs which were being used pursuant to physician orders on a device setting which was available from other less expensive devices, and for improperly waiving co-pays to induce beneficiaries to rent NIVs. To resolve any potential liability, Apria agreed to enter into a civil settlement agreement with the government and paid $40.0 million to the federal government and the states during the year ended December 31, 2020. Apria separately agreed with the relators and paid approximately $3.6 million during the year ended December 31, 2020 to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 ILL. COMP. STAT. 92/1 et seq. Apria also agreed with the California Department of Insurance to pay $0.5 million, which was paid during the three months ended March 31, 2021, to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, CAL. INS. CODE § 1871 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper. The expense is included in SD&A expenses in the consolidated statements of income and was $0.0 million, $31.9 million, and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Supplier Concentration—Approximately 76% of purchases for patient equipment and supplies are from five vendors. Although there are a limited number of suppliers, management believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses of revenue, which could adversely affect the Company’s consolidated financial condition or operating results. In June 2021, one of the Company’s suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration has since identified this as a Class I recall, the most serious category of recall. In addition, from time to time, the Company enters into exclusive arrangements with certain suppliers to provide patient equipment and supplies.

Purchase Obligations—In April 2009, the Company entered into a ten-year information technology services agreement to outsource certain information systems functions. Effective February 2020, the agreement was amended a second time to extend the agreement through January 2024. If the Company terminated the agreement, the required obligation to the vendor would be approximately $4.1 million for services during the 120-day cancellation notice period plus termination fees.

In 2020, the Company began to transition the management of its data centers to a third-party services provider. As of December 31, 2021, the Company’s fixed commitments, other than amounts classified as embedded leases, were $3.2 million, $3.6 million, $2.9 million and $0.5 million for the years ended December 31, 2022, 2023, 2024 and 2025, respectively.

In December 2021, the Company amended its existing contract with a software as a service provider for two additional years. As of December 31, 2021, fixed commitments were $4.5 million and $3.8 million for the years ended December 31, 2022 and 2023, respectively.

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

11.	EMPLOYEE BENEFIT PLANS

401(k) Savings Plan—The Company has a 401(k)-defined contribution plan, whereby eligible employees may contribute up to 35% of their annual base earnings. The Company has a discretionary match based on the Company’s performance. Total expenses related to the defined contribution plan were $2.7 million, $2.6 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Compensation Plan—A nonqualified deferred compensation plan is available for approximately 75 employees. The plan provides participants with the advantages of pre-tax contributions and tax-deferred compounding of interest. Plan assets, which represent the fair market value of the investments, were $9.4 million and $6.4 million, and plan liabilities were $9.8 million and $6.6 million as of December 31, 2021 and 2020, respectively, included in other long-term assets and restricted cash in the consolidated balance sheets.

12.	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

DMEscripts LLC— In connection with the formation of the JV, the Company entered into a promissory note that evidences a LOC pursuant to a JV Loan Agreement, to which the Company has agreed to provide up to $3.0 million in debt funding to the JV. In accordance with the JV Loan Agreement, the LOC bears interest at the rate of 7.5% per annum. The LOC calls for monthly interest only payments until the sooner of August 16, 2025 or the borrower achieving Breakeven Performance, at which time the remaining outstanding principal amount is amortized in equal monthly installments over five years. Amounts due under the LOC may be prepaid at any time. As of December 31, 2021, the outstanding balance of $2.1 million under the LOC was recorded as a note receivable, related party on the consolidated balance sheet. In addition, the Company has $0.1 million of accounts receivable due from the JV pursuant to a transition services agreement included within prepaid expenses and other current assets on the consolidated balance sheet.

Commercial Transactions with Sponsor’s Portfolio Companies:

Change Healthcare—In December 1999, the Company entered into an agreement with Change Healthcare, a company affiliated with the Sponsor since 2011, to perform various revenue and payment cycle management functions. The Company paid Change Healthcare approximately $3.4 million, $3.4 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts included in accounts payable were $0.2 million as of December 31, 2021 and 2020.

BREIT Industrial Canyon PA1W01 LLC—In May 2018, the Company began paying BREIT Industrial Canyon, a subsidiary of Blackstone Real Estate Income Trust, Inc., which is a non-exchange traded, perpetual life real estate investment trust externally managed by an affiliate of the Sponsor, which had acquired a property for which the Company is in a lease agreement through October 2023. The Company paid BREIT Industrial Canyon approximately $1.2 million, $0.7 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The discounted operating lease liability for the remaining non-cancelable lease term is $1.2 million and $1.7 million as of December 31, 2021 and 2020, respectively.

Mphasis—In September 2019, the Company entered into an eighty-seven-month agreement with Mphasis, a Company affiliated with the Sponsor since 2016, to perform various technology related services previously performed by another outsource vendor. The Company has the right to terminate for convenience with a minimum three-month notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $1.9 million for services during the three-month cancellation notice period plus termination fees. The Company paid Mphasis approximately $5.9 million, and $4.5 million for the years ended December 31, 2021 and 2020, respectively. Amounts included in accounts payable were $0.9 million and $0.4 million as of December 31, 2021 and 2020, respectively.

Alight Solutions—In December 2019, the Company entered into an agreement with Alight Solutions, a Company affiliated with the Sponsor since 2017, to perform services related to the deployment of a new financial management system. The Company also entered into a three-year post-implementation support contract that is expected to begin in 2022. The Company has the right to terminate for convenience with a minimum thirty-day notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $0.4 million for termination fees. The Company paid Alight approximately $1.5 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. Amounts included in accounts payable were $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively.

Blue Yonder— Blue Yonder, a Company affiliated with the Sponsor, provides software solutions for supply chain planning optimization. The Company paid Blue Yonder, approximately $0.0 million and $0.9 million for the period ended September 17, 2021, the date Blue Yonder was sold, and the year ended December 31, 2020, respectively. No amounts were included in accounts payable as of December 31, 2021 and December 31, 2020.

13.	SUBSEQUENT EVENT

Pending Merger with Owens & Minor Inc. (“Owens & Minor”)— On January 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Owens & Minor, and StoneOak Merger Sub Inc., an indirect, wholly owned subsidiary of Owens & Minor (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company with the Company surviving the Merger as an indirect, wholly owned subsidiary of Owens & Minor.

Under the terms of the agreement Owens & Minor will acquire the Company for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion.

The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Mergers is conditioned on the receipt of the approval of the Company’s stockholders, as well as the satisfaction of other customary closing conditions and other regulatory approvals and is expected to close during the first half of 2022.

The Merger contains certain customary termination rights for the Company and Owens & Minor including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, among other circumstances, upon termination of the Merger Agreement by the Company or Owens & Minor upon specified conditions in connection with the Company’s entry into a superior proposal, the Company will be required to pay Owens & Minor a termination fee of $41,970,000. In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by July 7, 2022.

Other than transaction expenses associated with the proposed merger of $0.7 million recorded in SD&A expense in the accompanying consolidated statements of income for the year ended December 31, 2021, the terms of the Merger Agreement did not impact the Company’s consolidated financial statements. In addition, the Company paid $5.0 million to a financial advisor associated with the proposed merger in the first quarter of 2022 and the remainder of the fees is payable contingent upon consummation of the merger.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31,2021. In making this assessment, our management used the criteria set forth in "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As defined in Rule 12b-2 of the Exchange Act, we meet the criteria to be a non-accelerated filer in connection with the preparation of the consolidated financial statements as of December 31, 2021, and therefore, we are not required to include, and have not included an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

Item 11. Executive Compensation

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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
2.1

Agreement and Plan of Merger, dated as of January 7, 2022, by and among Apria, Inc., Owens & Minor, Inc. and StoneOak Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2022)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

4.1

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2021)

10.1

Stockholders Agreement, dated as of February 16, 2021, by and among Apria, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

10.2

Registration Rights Agreement, dated as of February 16, 2021, by and among Apria, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 16, 2021)

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

10.23	Apria, Inc. 2015 Stock Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on February 12, 2021)†

10.24

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

10.26

Amendment No. 1 to the Apria Healthcare Group Inc. Deferred Compensation Plan, effective December 21, 2018 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)†

10.27

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

10.30

Second Amended and Restated Apria, Inc. Long-Term Incentive Plan (2019 – 2021 With Successive Annual Extension Options) (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2021)†

10.31

Corporate Integrity Agreement, between the Office of Inspector General of the Department of Health and Human Services, Apria Healthcare Group, Inc. and Apria Healthcare LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2021)

10.32	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on February 3, 2021)

10.33

Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Apria, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)†

10.34

Form of Restricted Stock Unit Agreement for Employees under the Apria, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)†

10.35

Form of Performance Stock Unit Agreement under the Apria, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2021)†

21.1	Subsidiaries of the Registrant*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)**

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

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

Date: March 1, 2022	APRIA, INC.

	By:	/s/ Daniel J. Starck
Name: Daniel J. Starck
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2022, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Daniel J. Starck	Chief Executive Officer and Director
Daniel J. Starck	(principal executive officer)

/s/ Debra L. Morris	Chief Financial Officer
Debra L. Morris	(principal financial officer)

/s/ John G. Figueroa	Director and Chairman of the Board of Directors
John G. Figueroa

/s/ Michael Audet	Director
Michael Audet

/s/ Susannah Gray	Director
Susannah Gray

/s/ Teresa Kline	Director
Teresa Kline

/s/ John R. Murphy	Director
John R. Murphy

/s/ Norman C. Payson M.D.	Director
Norman C. Payson M.D.

/s/ Neil P. Simpkins	Director
Neil P. Simpkins

/s/ Lynn Shapiro Snyder	Director
Lynn Shapiro Snyder

/s/ Mike S. Zafirovski	Director
Mike S. Zafirovski

/s/ Devon Rinker	Director
Devon Rinker

/s/ Christopher G. Lee	Chief Accounting Officer
Christopher G. Lee	(principal accounting officer)