Form 10-K/A
period 2021-12-31
Apria, Inc.
filed 2022-03-28
CIK 1735803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 22, 2022, there were 35,741,270 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Apria, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the Securities and Exchange Commission (the "SEC") on March 1, 2022 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 14 of Form 10-K. This information was previously omitted from the Initial Form 10-K in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Initial Form 10-K, is hereby amended and restated in its entirety. Except for Items 10 through 14 of Part III, no other information included in the Original Report is changed by this amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. We are amending Part IV solely to add those certifications.

This Amendment does not amend, update or change any other item or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors, and executive officers as of March 28, 2022.

Name	Age	Position
Executive Officers
Daniel J. Starck	55	Director and Chief Executive Officer
Debra L. Morris	63	Executive Vice President, Chief Financial Officer
Robert P. Walker	55	Executive Vice President, Managed Care
Michael-Bryant Hicks	47	Executive Vice President, General Counsel and Secretary
Angela Fyfe	58	Executive Vice President, Enterprise Services
Mark E. Litkovitz	58	Executive Vice President, Chief Information Officer
Celina M. Scally	52	Senior Vice President, Chief Human Resources Officer
Directors
John G. Figueroa	59	Director and Chairman of the Board
Michael Audet	36	Director
Susannah Gray	61	Director
Teresa Kline	63	Director
John R. Murphy	71	Director
Norman C. Payson, M.D.	73	Director
Devon Rinker	33	Director
Neil P. Simpkins	55	Director
Lynn Shapiro Snyder	65	Director
Daniel J. Starck	55	Director and Chief Executive Officer
Mike S. Zafirovski	68	Director

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

Debra L. Morris has served as our Executive Vice President, Chief Financial Officer since March 2013. Prior to joining the Company, Ms. Morris served as Chief Financial Officer—Americas for Sitel Worldwide Corporation from February 2010 to February 2013. Prior to that she served as a Partner of Tatum LLC from 2004 to 2010 and as a Director from 2008 to 2010 and provided interim and permanent CFO services for companies contracted with Tatum LLC including LifeMasters Supported SelfCare and RelaDyne. From 1999 to 2002 she was Chief Financial Officer of Caliber Collision Centers. Ms. Morris spent the earlier part of her career in progressively more responsible roles with CB Richard Ellis, including as Executive Vice President—Global Marketing and Integration and Executive Vice President—Global Chief Accounting Officer. Effective May 15, 2020, Ms. Morris serves as a Director for Alternative Logistics Technologies, Holdco, LLC and serves as the Chair of the Audit Committee. Effective December 31, 2020, Ms. Morris serves as a Director for Rexford Industrial (REXR) and serves on the Audit and Compensation committees. Ms. Morris holds a B.S. in Business Administration from Colby Sawyer College in New London, New Hampshire.

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

John G. Figueroa first became one of our directors in November 2012 when he joined us as Chairman of our Board of Directors and was reappointed to the Board when the Company was reorganized in 2014. Mr. Figueroa also served in the dual roles as Chief Executive Officer of the Company and of our home infusion therapy segment, Coram LLC, from November of 2012 until January 16, 2014, when the infusion therapy business was sold to CVS Caremark and the Company was reorganized. In addition to his current role as a director with the Company, Mr. Figueroa is the Chairman and CEO of CarepathRx, a company providing innovative pharmacy solutions to Hospital Health Systems centered on end-to-end service for all pharmacy needs including Specialty, Infusion, and continuous home solutions for all prescriptions. Previously, he was the Chief Executive Officer of Genoa Healthcare, the leading behavioral health specialty pharmacy in the United States, since July 2014. Prior to his appointment to these roles, Mr. Figueroa served as CEO and Board Member of Cincinnati, Ohio-based Omnicare, Inc., a Fortune 500 healthcare services company that provided pharmaceuticals and related services to long-term care facilities and specialized drugs for complex disease states. Before that, Mr. Figueroa served as President of McKesson Corporation's U.S. Pharmaceutical Group from 2006 to 2010, after holding progressively more responsible operations and sales positions in the company's Supply Solutions, Pharmaceutical and Health Systems groups from 1997 through early 2006. He spent the initial years of his career in various sales and operations roles for Baxter Healthcare Corporation's Hospitex and Medical Surgical divisions. Mr. Figueroa currently serves on the Board as Chairman of the Compensation Committee and Director on the Nominating and Governance Committee of Reliance Steel & Aluminum Co. Mr. Figueroa holds Bachelor's degrees in both English

Literature and Political Science from the University of California at Los Angeles, where he was a distinguished military graduate. He also holds a Master's Degree in Business Administration from Pepperdine University,.

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

Susannah Gray became one of our directors in May 2021. Ms. Gray was the Executive Vice President and Chief Financial Officer of Royalty Pharma (the largest aggregator of pharmaceutical royalty interests worldwide) from January 2005 through November 2018, at which point she took on the additional responsibility of heading Strategy for the company. Prior to joining Royalty Pharma, Ms. Gray had a 14-year career in banking, working in various capacities within high-yield and structured finance departments of Chase Securities, Merrill Lynch, and CIBC World Markets. In addition to the Apria board, Ms. Gray currently serves on the board of directors of 4D Molecular Therapeutics, where she serves on the Audit Committee and chairs the Compensation Committee, Maravai Life Sciences where she chairs the Audit Committee, and Morphic Therapeutics, where she sits on the Audit Committee. She is also a board member of the private company, BioSplice Therapeutics. Ms. Gray sits the board of a number of nonprofit organizations, including Wesleyan University, Colby College Museum of Art, the Susan G. Komen Foundation, Street Squash, and the German Marshall Fund. Ms. Gray earned a B.A. with honors from Wesleyan University and an M.B.A. from Columbia University.

Teresa Kline became one of our directors in May 2021. Ms. Kline served as the Executive Vice President of Henry Ford Health System (HFHS) a health care provider, and the President and Chief Executive Officer of Health Alliance Plan, a health insurance company and subsidiary of HFHS from November 2016 through June 2019. From July 2014 to November 2016, Ms. Kline provided healthcare consulting services. Ms. Kline served as Senior Vice President and Chief Health Care Management Officer of Health Care Service Corporation (a health insurance company) from March 2010 to March 2014. . Since January 2022, Ms. Kline has also served as a member of the board of directors of Presbyterian Healthcare Services (a private non-profit integrated delivery system in New Mexico). Since November 2019, Ms. Kline has served as a member of the board of directors of Amedisys, a home health and hospice company. Since August 2017, Ms. Kline has served as a member of the board of directors of Intersect ENT, a medical device and specialty pharmaceutical company. Since August 2017, Ms. Kline has served on the board of directors of SaVida Health, an opioid use disorder treatment company Ms. Kline holds a B.A. from Kalamazoo College and an M.P.H. from the University of Michigan.

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

Norman C. Payson, M.D. first became one of our directors in 2006 and served as our Executive Chairman of the Board of Directors and Chief Executive Officer from October 2008 until November 2012 when he retired as Executive Chairman and as Chief Executive Officer and became a Senior Advisor to us while remaining a member of our Board of Directors and he is a member of the Nominating and Governance Committee. He was Chief Executive Officer of Oxford Health Plans from 1998 through 2002. Dr. Payson co-founded Healthsource, Inc., a large health plan operating in 15 states, in 1985 and served as its Chief Executive Officer from 1985 through 1997. He currently serves as Lead Director of the Board of Directors of Access Clinical Partners, an integrated urgent care health network operating in ten states, and effective June 2021 Chairman of the Board of Implantable Provider Group, a device benefit management provider.

He is also Chairman Emeritis of the Board of Directors of City of Hope, a not-for-profit tertiary cancer hospital and research center, and serves as a Board Member of its subsidiaries AccessHope and the Beckman Research Institute. Dr. Payson has been a member of the Board of Directors of Evolent Health Holdings Inc. from December 2013until June 2019 and a Consultant of Evolent Health Holdings Inc. from March 2014 to December 2020. He is also a board member of Progyny, a fertility benefits provider where he also serves on the Audit Committee and Nominating and Governance Committee, and also serves as a Director of Smile Brands, one of the nation’s leading Dental Support Organizations with over 350 locations across 15 states. Since January 2022 he also serves on the board of Executive Service Corps of Southern California, a not-for- profit philanthropy consulting organization. Dr. Payson is an Emeritus Board Member of Geisel School of Medicine at Dartmouth, and a member of the Mailman School of Public health at Columbia HPM National Advisory Board, and a member of the USC Schaeffer Center Advisory Board. From May 2017 to August 2019 Dr. Payson was a board member of The Center for Orthopedic and Research Excellence, Inc. Dr. Payson is on the board of Kiva Foundation, a private charitable foundation organized by Dr. Payson and his wife on June 15, 1998. He holds a BS from the Massachusetts Institute of Technology in Cambridge, Massachusetts and received his medical degree from Dartmouth Medical School

Devon Rinker became one of our directors in February 2021. Mr. Rinker is a Principal in Blackstone’s Private Equity Group. Since joining Blackstone in 2017, Mr. Rinker has been involved with Blackstone’s investments in International Data Group, Interior Logic Group, HealthMarkets, NCR, SERVPRO, and Exeter Finance. He currently serves as a Director of Interior Logic Group and previously served as a Director of HealthMarkets. Before joining Blackstone, Mr. Rinker was an Associate at KKR, where he evaluated and executed private equity investments in the technology, media and communications industries. Prior to that, he worked in investment banking at Evercore Partners. Mr. Rinker received a B.S. in Commerce from the University of Virginia, where he graduated with distinction and Beta Gamma Sigma, and an M.B.A. from Harvard Business School.

Neil P. Simpkins became one of our directors immediately after the completion of our acquisition by private investment funds affiliated with our Sponsor in October 2008. He is a Senior Managing Director of Blackstone’s Corporate Private Equity Group. Since joining Blackstone in 1998, Mr. Simpkins has led the acquisitions of TRW Automotive, Vanguard Health Systems, TeamHealth, Gates Industrial Corporation plc, Change Healthcare and Summit Materials. Before joining Blackstone, Mr. Simpkins was a Principal at Bain Capital. While at Bain Capital, Mr. Simpkins was involved in the execution of investments in the consumer products, industrial, healthcare and information industries. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in the Asia Pacific region and in London. He currently serves as a director of Change Healthcare Inc., Gates Industrial Corporation plc and TeamHealth Holdings, Inc. Mr. Simpkins graduated with honors from Oxford University and received his MBA from Harvard Business School.

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

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our certificate of incorporation provides for a classified board of directors, with four directors in class I (Ms. Kline, Dr. Payson and Messrs. Simpkins and Starck) whose term will expire at our 2022 annual meeting of stockholders, four directors in class II (Ms. Gray and Messrs. Audet, Figueroa and Zafirovski) whose term will expire at our 2023 annual meeting of stockholders and three directors in class III (Messrs. Murphy and Rinker and Ms. Snyder) whose term will expire at our 2024 annual meeting of stockholders. In addition, we are party to a stockholders agreement with certain affiliates of Blackstone Inc. (our “Sponsor”). This agreement grants our Sponsor the right to designate nominees to our board of directors subject to the maintenance of certain ownership requirements in us. See “Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Director Independence

Our board of directors has affirmatively determined that each of Messrs. Figueroa, Audet, Murphy, Rinker, Simpkins and Zafirovski, Dr. Payson and Mses. Gray, Kline and Snyder qualify as independent directors under the Nasdaq listing standards.

Background and Experience of Directors

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our board of directors considered the following important characteristics, among others:

●	Mr. Figueroa has significant management and operational experience from his service in various senior management roles, including as our former Chief Executive Officer and the Chief Executive Officer of Omnicare, Inc.
●	Mr. Audet has significant financial and investment experience from his involvement in Blackstone, including as Managing Director in Strategic Partners.
●	Ms. Gray has significant executive and financial experience from her service as Chief Financial Officer of Royalty Phrama and her prior career with Chase Securities, Merrill Lynch and CIBC World Markets.
●	Ms. Kline has significant executive experience from her services as Executive Vice President of Henry Ford Health System and President and Chief Executive Officer of Health Alliance Plan.
●	Mr. Murphy has significant executive and financial experience from his service in various senior management roles, including as former interim Chief Financial Officer of Summit Materials, Inc. and President and Chief Executive Officer of Accuride Corporation.

●	Dr. Payson has significant executive experience from his service in various senior management roles, including as our former Chief Executive Officer and the Chief Executive Officer of Oxford Health Plans.
●	Mr. Rinker has significant financial and business experience from his service at Blackstone, including as Principal in the Private Equity Group.
●	Mr. Simpkins has significant financial and business experience, including as a Senior Managing Director in the Corporate Private Equity Group at Blackstone and former Principal at Bain Capital.
●	Ms. Snyder has significant industry experience from her role as Senior Member of Epstein Becker Green’s Health Care and Life Sciences and Litigation practice.
●	Mr. Starck has extensive business and industry experience as well as his experience leading Apria as Chief Executive Officer since February 2015 and his former role as the Chief Executive Officer of CorVel Corporation.
●	Mr. Zafirovski has extensive experience in executive management through his role as Executive Advisor at Blackstone and as a director of certain of Blackstone’s portfolio companies as well as his former role as Chief Operating Officer of Motorola, Inc.

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

Audit Committee

Our audit committee consists of Mr. Murphy, Ms. Gray and Ms. Kline, with Mr. Murphy serving as chair. Each member of the Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. In addition, Mr. Murphy and Ms. Gray meet the Nasdaq listing standard of financial sophistication and are “audit committee financial experts” under the SEC rules. Our audit committee is responsible for, among other things:

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

Each member of the Audit Committee has been affirmatively determined by our board of directors to qualify as an independent director under the Nasdaq listing standards and the independence standards of Rule 10A-3 of the Exchange Act.

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

Our Board of Directors has determined that each member of the Compensation Committee is “independent” as defined under the Nasdaq listing standards.

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

Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined under the Nasdaq listing standards.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who beneficially own more than 10% of the outstanding shares of our common stock, to file reports regarding their initial stock ownership and subsequent changes to their ownership with the SEC. Except as previously reported and based solely on our review of copies of such reports, written representations and other information otherwise available to us, we believe that, during 2021, no director, executive officer, chief accounting officer or beneficial owner of more than 10% of our common stock failed to timely file a report required pursuant to Section 16(a) of the Exchange Act, except that, due to administrative error, two Form 4s were filed late on behalf of Debra Morris to report the grant and vesting of certain cash-settled restricted stock units and one Form 4 was filed one day late on behalf of John Figueroa to report a sale of shares pursuant to a Rule 10b5-1 trading plan.

Item 11. Executive Compensation

The number of shares of Apria, Inc. subject to each SAR and the strike price of each SAR described in this “Executive Compensation” section have been adjusted to give effect to the assumption of the 2015 Plan by Apria, Inc. and the equitable adjustment associated therewith.

Director Compensation

Director Compensation for 2021

The following table provides summary information for fiscal year 2021 concerning the compensation of the current members of our Board of Directors. The compensation paid to Mr. Starck, our Chief Executive Officer, is presented in the Summary Compensation Table below and the related explanatory tables. Our Chief Executive Officer does not receive additional compensation for his services as a director.

	Fees Earned
	or Paid	Stock
	in Cash	Awards	Total
Name	($)	($)(1)	($)
John G. Figueroa	192,500	150,000	342,500
Norman C. Payson, M.D.	122,000	150,000	272,000
Mike S. Zafirovski	100,000	150,000	250,000
Susannah Gray	75,750	150,000	225,750
Teresa Kline	75,750	150,000	225,750
John R. Murphy	113,500	150,000	263,500
Lynn Shapiro Snyder	107,500	150,000	257,500
Devin Rinker	—	—	—
Neil P. Simpkins	—	—	—
Michael Audet	—	—	—
(1)	Represents the grant date fair value of restricted stock unit awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation, without taking into account estimated forfeitures. On June 10, 2021, each of our non-employee, non-Sponsor directors was granted 5,059 restricted stock units (“RSUs”) with a grant date fair value of $150,000. These RSU awards vest on the earlier of (i) June 10, 2022 and (ii) the first regularly scheduled annual meeting of the stockholders of the Company following the grant date. In addition to such RSUs, as of December 31, 2021, each of Mr. Murphy and Ms. Shapiro Snyder each held an aggregate of 45,998 previously granted stock appreciation rights (“SARs”).

Description of Director Compensation. In February 2021, the Compensation Committee retained Aon plc (“Aon”) to support the oversight and management of our executive compensation program. Prior to May 2021, our non-employee, non-Sponsor affiliated directors were entitled to an annual cash retainer of $100,000 for their service as a director, while our chairman was entitled to an additional annual cash retainer of $100,000. In May 2021, the Compensation Committee analyzed competitive market data provided by Aon relating to director compensation programs, including both cash retainers, equity awards and stock ownership guidelines. These compensation elements were benchmarked against the same 13-company peer group that the company used to evaluate executive compensation pay levels and program design described below under “—Compensation Discussion and Analysis—Compensation Determination Process—Peer Group.”

As a result of the analysis, we have developed a market-competitive director compensation program for our non-employee, non-Sponsor affiliated directors. The program provides eligible directors with an annual compensation package consisting of $90,000 as an annual cash retainer (payable quarterly in arrears) and $150,000 in value of restricted stock units (payable annually). All of our directors are reimbursed for their reasonable out-of-pocket expenses related to their service as directors. On June 10, 2021, each of our non-employee, non-Sponsor directors was granted 5,059 RSUs for their service in 2021, which RSUs will vest on the earlier of (i) June 10, 2022 and (ii) the first regularly scheduled annual meeting of the stockholders of the Company following the grant date.

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

Our named executive officers for 2021 were:

●	Daniel J. Starck, our Chief Executive Officer;
●	Debra L. Morris, our Executive Vice President and Chief Financial Officer;
●	Michael-Bryant Hicks, our Executive Vice President, General Counsel and Secretary;
●	Robert P. Walker, our Executive Vice President, Managed Care; and
●	Mark Litkovitz, our Executive Vice President, Chief Information Officer.

Executive Compensation Objectives and Philosophy. Our primary executive compensation objectives are to:

●	attract, retain and motivate leaders who are capable of advancing our mission and strategy and, ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our strategy in an industry characterized by competitiveness and a challenging business environment;
●	reward senior management in a manner aligned with our financial performance; and
●	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

To achieve our objectives, we have delivered executive compensation through a combination of the following components:

●	Base salary;
●	Annual cash bonuses;
●	Long-term incentive compensation;
●	Broad-based employee benefits; and
●	Severance benefits.

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

Compensation Determination Process

Role of Board and Management. Prior to our IPO, executive compensation and related decisions have been made by the Board of Directors of our subsidiary, Apria Healthcare Group. In connection with our IPO, our Board of Directors established a compensation committee that assumed responsibility for establishing, maintaining and administering our compensation and benefit policies. Except where the context requires otherwise, the terms “Board,” “Board of Directors” and “compensation committee” as used in this “Executive Compensation” section refer to the Board of Directors or compensation committee, as applicable, of Apria, Inc.

Over the course of the year, Mr. Starck participates in discussions and deliberations with our compensation committee regarding the determinations of annual cash incentive awards for our executives other than for himself. Specifically, he makes recommendations to our compensation committee regarding the performance targets to be used under our annual executive bonus plan and the amounts of annual cash incentive awards and any discretionary bonus amounts to be made to our senior executives. Mr. Starck also makes recommendations to our compensation committee regarding base salary adjustments for other executives based on their annual review of each executive’s performance. Our compensation committee considers these recommendations and may exercise discretion in modifying them.

Role of the Independent Compensation Consultant. In February 2021, the compensation committee retained Aon to support the oversight and management of our executive compensation program. Aon has performed a variety of work, including but not limited to: assisting in the development of a market-based director compensation program, conducting a review of the competitiveness of our executive compensation program, evaluating a post-IPO long-term equity incentive award program and developing stock ownership guidelines.

Peer Group. Our peer group for 2021 was established by our compensation committee with input from Aon and reflects a group of companies with similar or adjacent business models and who source talent from the same labor pools as the Company.

Peer Group
AdaptHealth Corp.	Invacare Corp.
Amedisys, Inc.	LHC Group, Inc.
AMN Healthcare Services	National Healthcare Corp.
Chemed Corp.	Premier, Inc.
The Ensign Group, Inc.	ModivCare Inc.
Five Star Senior Living Inc.	ResMed Inc.
Surgery Partners, Inc.

The compensation committee has used the peer group as a reference point when reviewing the competitiveness of our executive compensation program, making executive compensation decisions, and assisting with the design and operation of our annual incentive plan and long-term incentive awards.

Employment Agreements. For retention purposes, we entered into an employment agreement with Mr. Starck. A full description of the material terms of Mr. Starck’s employment agreement is presented below in the narrative section following the “Grants of Plan-Based Awards in 2021” table.

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

As noted above, in May 2021, with the assistance of the Aon, we conducted a review of the competitiveness of our executive compensation program. With Aon’s assistance, we compared total direct compensation (i.e., sum of base salary, short-term incentive cash compensation and the value of long-term incentives) against both our peer group data and market data provided by Aon and used it as a reference point to provide a framework for fiscal 2021 executive compensation decisions. In order to meet our goal of generally setting total target direct compensation for our executive officers at the peer group median, we determined it was appropriate to increase the base salaries for Mr. Starck and Ms. Morris, effective May 31, 2021, as follows: Mr. Starck (from $594,500 to $650,000) and Ms. Morris (from $425,000 to $475,000). Base salaries for our other named executive officers were unchanged in fiscal 2021 and are reflected in the “Summary Compensation Table” below.

Bonuses.

2021 Annual Cash Incentive Compensation. Annual cash incentive awards are available to our named executive officers under our annual executive bonus plan in order to motivate our executive officers to achieve short-term performance goals and tie a portion of their cash compensation to performance.

Executive Bonus Plan. Under our Executive Bonus Plan for 2021 (the “2021 Bonus Plan”), each named executive officer who participated in the 2021 Bonus Plan was eligible to earn a cash incentive award based on achievement of performance targets for 2021. These performance targets were determined by our compensation committee early in the year, after taking into consideration Mr. Starck’s recommendations and our budget for the year. The potential amount of the cash incentive award was based on a percentage of the executive officer’s base salary during 2021. With respect to Mr. Starck, the compensation committee, in consultation with Aon, determined to increase his target bonus opportunity under the 2021 Bonus Plan from 100% of base salary to 120% of base salary.

The following table illustrates the 2021 potential target and maximum cash incentive awards expressed as a percentage of their base salaries for our named executive officers who were eligible to receive a 2021 bonus under the 2021 Bonus Plan:

	Target	Maximum
	Bonus	Bonus
	Opportunity	Opportunity
	(% of Base	(% of Base
	Salary)	Salary)
Daniel J. Starck	120%	200%
Debra L. Morris	100%	150%
Michael-Bryant Hicks	100%	150%
Robert P. Walker	100%	150%
Mark Litkovitz	75%	125%

In 2021, the cash incentive award opportunities were based on a net revenue target which accounted for 30% of the total award opportunity, an adjusted EBITDA target which accounted for 25% of the total award opportunity, an adjusted EBITDA less Patient Equipment Capex target which accounted for 25% of the total award opportunity and an independent business objective target, which accounted for 20% of the total award opportunity. The compensation committee has reserved the ability to adjust the actual fiscal year results to exclude the effects of extraordinary, unusual or infrequently occurring events. For purposes of the 2021 plan, adjusted EBITDA and adjusted EBITDA less Patient Equipment Capex are defined in the section entitled “Non-GAAP financial information” in the Original Report. Under our 2021 Bonus Plan, no cash incentive award was to be made with respect to any performance metric unless 100% of the target was met. Actual results excluded the impacts of acquisitions and the effects of other extraordinary, unusual or infrequently occurring events.

The payout percentages are increased on a linear basis from 100% to the named executive officer’s applicable maximum bonus opportunity percentage for net revenue achievement between $1,134.3 million and $1,235.4 million, adjusted EBITDA achievement between $217.0 million and $257.9 million, adjusted EBITDA less Patient Equipment Capex achievement between $122.3 million and $145.3 million and the independent business objective (“IBO”) based on individual performance relative to the established objectives for each member of the plan.

Actual results, payout percentages and the resulting achievement factors for the 2021 Bonus Plan were certified by the compensation committee, as follows, based on the performance goals and funding scales described above. The weighted achievement factor for each of the performance metrics was determined by multiplying the weight attributed to each performance metric by the applicable payout percentage for each metric.

Mr. Starck

					2021
				2021	Weighted
		Target	Actual	Payout	Achievement
		($ in	($ in	Percentage	Factor
Performance Metric	Weighting	millions)	millions)	(%)	(%)
Net Revenue	30%	$1,123.1	$1,136.7	110.1%	33.0%
Adjusted EBITDA	25%	$214.9	$227.0	123.3%	30.8%
Adjusted EBITDA less Patient Equipment Capex	25%	$121.1	$131.8	136.7%	34.2%
IBO	20%	$—	$—	150.0%	30.0%
Attainment					128.0%

Ms. Morris

					2021
				2021	Weighted
		Target	Actual	Payout	Achievement
		($ in	($ in	Percentage	Factor
Performance Metric	Weighting	millions)	millions)	(%)	(%)
Net Revenue	30%	$1,123.1	$1,136.7	106.1%	31.8%
Adjusted EBITDA	25%	$214.9	$227.0	114.0%	28.5%
Adjusted EBITDA less Patient Equipment Capex	25%	$121.1	$131.8	122.0%	30.5%
IBO	20%	$—	$—	150.0%	30.0%
Attainment					120.8%

Mr. Hicks

					2021
				2021	Weighted
		Target	Actual	Payout	Achievement
		($ in	($ in	Percentage	Factor
Performance Metric	Weighting	millions)	millions)	(%)	(%)
Net Revenue	30%	$1,123.1	$1,136.7	100.0%	30.0%
Adjusted EBITDA	25%	$214.9	$227.0	100.0%	25.0%
Adjusted EBITDA less Patient Equipment Capex	25%	$121.1	$131.8	100.0%	25.0%
IBO	20%	$—	$—	100.0%	20.0%
Attainment					100.0%

Mr. Walker

					2021
				2021	Weighted
		Target	Actual	Payout	Achievement
		($ in	($ in	Percentage	Factor
Performance Metric	Weighting	millions)	millions)	(%)	(%)
Net Revenue	30%	$1,123.1	$1,136.7	106.1%	31.8%
Adjusted EBITDA	25%	$214.9	$227.0	114.0%	28.5%
Adjusted EBITDA less Patient Equipment Capex	25%	$121.1	$131.8	122.0%	30.5%
IBO	20%	$—	$—	127.5%	25.5%
Attainment					116.3%

Mr. Litkovitz

					2021
				2021	Weighted
		Target	Actual	Payout	Achievement
		($ in	($ in	Percentage	Factor
Performance Metric	Weighting	millions)	millions)	(%)	(%)
Net Revenue	30%	$1,123.1	$1,136.7	108.1%	32.4%
Adjusted EBITDA	25%	$214.9	$227.0	118.7%	29.7%
Adjusted EBITDA less Patient Equipment Capex	25%	$121.1	$131.8	129.3%	32.3%
IBO	20%	$—	$—	106.0%	21.2%
Attainment					115.6%

Notwithstanding the establishment of the performance goals and the formula for determining the cash incentive award payment amounts as described above, our compensation committee had the ability to exercise positive or negative discretion and award a greater or lesser amount to a named executive officer than the amount determined by the above formula if, in the exercise of its business judgment, our compensation committee determined that a greater or lesser amount was warranted under the circumstances. Our compensation committee did exercise this discretion with respect to the 2021 Bonus Plan and granted Mr. Hicks a discretionary bonus in the amount of $46,731.

Actual annual cash incentive awards under the 2021 Bonus Plan were calculated by multiplying each named executive officer’s target bonus opportunity by the combined weighted achievement of the performance metrics described above. The following table summarizes the 2021 annual cash incentive awards earned based on actual performance, as compared to the target opportunity for each named executive officer:

	Target	2021
	Bonus	Weighted	Actual
	Opportunity	Achievement	Payout
Name	($)	Factor (%)	($)*
Daniel J. Starck	$751,823	128.0%	$962,578
Debra. L. Morris	$450,962	120.8%	$544,849
Michael-Bryant Hicks	$323,269	100.0%	$370,000	(1)
Robert P. Walker	$290,700	116.3%	$338,141
Mark Litkovitz	$240,975	115.6%	$278,630
*	Amounts may not total due to rounding
(1)	Amount reported for Mr. Hicks includes the $323,269 cash incentive award earned under the 2021 Bonus Plan as described above, as well as an additional discretionary bonus in the amount of $46,731 awarded by our compensation committee.

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

Following our IPO, pursuant to the terms of the 2019 LTIP, the 2019 LTIP awards will be settled in shares of our common stock issued pursuant to our Omnibus Incentive Plan (as described below), with the number of shares determined by dividing the actual amount of each executive’s award by $22.11, the volume-weighted average price of a share of our common stock over the 20 trading days following our IPO, beginning on the first trading date of our common stock on Nasdaq. Based on the Company’s cumulative free cash flow achievement through December 31, 2021, the 2019 LTIP Awards vested at 200% of the target amount. The shares in respect of the 2019 LTIP awards were delivered in March 2022, in all cases subject to the applicable participant remaining employed on the applicable payment date.

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

Omnibus Incentive Plan. In connection with our IPO, our Board of Directors adopted, and our stockholders approved, our Omnibus Incentive Plan, which has allowed us to implement a new market-based long-term incentive program to align our executive compensation package with similarly situated public companies, as described further below.

2021 Long-Term Equity Incentive Awards. In May 2021, with the assistance of Aon, we approved a new long-term equity incentive program. After reviewing the market data provided by Aon, we determined to provide our named executive officers with equal mix of time-based restricted stock units (“RSUs”) and performance stock units (“PSUs”).

The time-based restricted stock units will vest in equal annual installments on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date. The performance stock units will generally vest upon completion of the three-year performance period, subject to the executive’s continued employment through the applicable vesting date, if the applicable performance goals, based on Adjusted EBITDA less Patient Equipment Capex, are attained. The table below summarizes the RSU awards granted to our named executive officers in 2021:

	RSU	Number of	Target PSU	Target Number
Name	Dollar Value	RSUs	Dollar Value	of PSUs
	($)	(#)	($)	(#)
Daniel J. Starck	$812,500	27,403	$812,500	27,403
Debra. L. Morris	$356,000	12,015	$356,000	12,015
Michael-Bryant Hicks	$307,500	10,370	$307,500	10,370
Robert P. Walker	$105,000	3,541	$105,000	3,541
Mark Litkovitz	$105,000	3,541	$105,000	3,541

The target PSU dollar values were converted into a number of PSUs based on the average of the high and the low share price of the Company’s common stock on the Nasdaq on the grant date. The PSUs provide that the award will vest if the Company achieves specified Adjusted EBITDA less Patient Equipment Capex performance goals over a three-year performance period ending December 31, 2023. Following the three-year performance period, the compensation committee will determine the achievement levels under the performance measure and the number of performance shares earned. The Company believes that the goals are challenging and will require significant performance to achieve. The total number of PSUs that may vest based is based on the percentages shown in the table below. For actual performance between the specified threshold, target, above target and maximum levels, the resulting payout percentage will be adjusted on a linear basis.

	Level of Achievement
	Below Threshold	Threshold	Target	Maximum
Adjusted EBITDA Performance (% of Target)	< 90%	90%	100%	110%
Percentage of Award Earned	—%	50%	100%	200%

If the executive’s employment terminates for any reason, all unvested RSUs will be forfeited. With respect to PSUs: (i) if the executive undergoes a termination by the Company without “Cause” (as defined in the Omnibus Incentive Plan) or by reason of the executive’s Retirement (as defined in the PSU Award Agreement), in each case, prior to a change in control, then, subject to the executive’s compliance during the performance period with any applicable restrictive covenants, a portion of the PSUs will remain outstanding and eligible to vest based on target performance at the end of the performance period, pro-rated based on the number of completed quarters the executive was employed during the performance period; (ii) if the executive undergoes a termination by the Company by reason of the executive’s death or disability, in each case, prior to a change in control, then a portion of the PSUs will remain outstanding and eligible to vest based on actual performance at the end of the performance period, pro-rated based on the number of completed days the executive was employed during the performance period; and (iii) in the event that a change in control prior to the last day of the performance period, then, subject to the executive’s continued employment as of the date of the change in control, then, subject to the executive’s continued employment or service, as applicable, with the Company through the end of the performance period, the PSUs shall be converted into time-based vesting shares of RSUs (the “Converted PSUs”) based on the greater of (a) the target PSUs granted to the executive and (b) the Company’s achievement of the performance condition measured as of immediately prior to such change in control. In the event of a change in control, if (i) the Converted PSUs would not otherwise be continued, converted, assumed or replaced by the Company or a successor entity thereto in connection with such change in control or (ii) the executive undergoes a termination by the Company or successor without “Cause,” or by reason of the executive’s retirement, death or disability, in each case, within 18 months following such change in control but prior to the performance period end date, the Converted PSUs shall vest as of the date of such change in control or termination, as applicable, and be settled as soon as reasonably practicable (and, in any event, within two and one-half months).

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

Supplemental Executive Benefits. We provide a nonqualified deferred compensation plan, which is also intended to attract and retain executives. The nonqualified deferred compensation plan is intended to promote retention by providing to participants a long-term savings opportunity on a tax-efficient basis. Under the nonqualified deferred compensation plan, participants may defer certain portions of their salary, annual bonus and annual 401(k) savings plan refund offset amount, as more fully explained in the narrative following the Nonqualified Deferred Compensation for 2021 Table below. In 2021, the Company matched 100% of participant contributions to the nonqualified deferred compensation plan up to 4% of the participant’s salary.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Submitted by the compensation committee of our Board of Directors:

Neil P. Simpkins, Chair

John G. Figueroa

Devon Rinker

Summary Compensation Table

The following table provides summary information concerning compensation to or on behalf of our named executive officers for services rendered to us during the fiscal years indicated below.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)(1)	($)	($)(2)	($)	($)	($)(3)	($)
Daniel J. Starck,	2021	626,519	—	1,625,000	—	962,578	25,061	3,239,158
Chief Executive Officer	2020	594,500	—	—	399,200	1,189,000	16,552	2,199,252
	2019	594,500	—	4,751,871	399,200	620,658	—	6,366,229

Debra L. Morris,	2021	450,962	—	4,168,000	—	544,849	22,913	5,186,724
EVP CFO	2020	400,000	—	—	199,484	600,000	20,875	1,220,359
	2019	400,000	—	350,966	199,600	408,800	43,517	1,402,883

Michael Bryant-Hicks,	2021	323,269	46,731	615,000	—	323,269	—	1,308,269
EVP GC

Robert P. Walker,	2021	290,700	—	210,000	—	338,141	2,683	841,524
EVP Managed Care	2020	290,700	—	—	—	436,050	2,683	729,433
	2019	290,700	—	233,977	74,980	297,095	2,598	899,350

Mark Litkovitz, EVP CIO	2021	321,300	—	210,000	—	278,630	16,668	826,598
	2020	321,300	—	—	74,980	401,625	16,822	814,727
(1)	Amounts included in this column reflect the named executive officer’s annual base salary earned during the fiscal year taking into account increases, if any, in base salary during the course of the year and are not reduced to reflect the named executive officer’s election, if any, to defer receipt of salary into our nonqualified deferred compensation plan.
(2)	Amounts included in this column for fiscal 2021 reflect the aggregate grant date fair value of RSUs and PSUs granted in June 2021, calculated in accordance with FASB ASC Topic 718, utilizing the assumptions discussed in Note 7 to our audited financial statements included in the Original Report. For Ms. Morris, amount includes $3,456,000 of CFO RSUs. The PSUs will vest if the Company achieves specified Adjusted EBITDA less Patient Equipment Capex performance goals over a three-year performance period ending December 31, 2023. The grant date fair value was computed in accordance with FASB ASC Topic 718 based upon the probable outcome of the performance conditions as of the grant date. Assuming the highest level of performance achievement as of the grant date, the aggregate grant date fair value of the performance awards would have been: Mr. Starck — $1,625,000; Ms. Morris — $712,000; Mr. Hicks — $615,000; Mr. Walker — $210,000; and Mr. Litkovitz — $210,000.
(3)	Amounts reported for 2021 for the named executive officers reflect Company matching contributions to our 401(k) plan and Company matching contributions to our nonqualified deferred compensation plan.

Grants of Plan-Based Awards in 2021

The following table provides supplemental information relating to grants of plan-based awards made to our named executive officers during 2021.

										Grant
									All Other	Date
									Option	Fair
									Awards:	Value
									Number	of
									of	Stock
			Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	and
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock	Option
		Grant	($)			(#)			Units	Awards
Name	Award Type	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)	($)(3)
D. Starck	PSU(1)	6/10/2021				13,702	27,403	54,806		812,500
	RSU(2)	6/10/2021							27,403	812,500
	2021 Bonus Plan(4)		150,365	751,823	1,253,038

D. Morris	PSU(1)	6/10/2021				6,007	12,015	24,030		356,000
	RSU(2)	6/10/2021							12,015	356,000
	RSU(5)	2/11/2021							159,976	3,456,000
	2021 Bonus Plan(4)		90,192	450,962	676,443

M. Hicks	PSU(1)	6/10/2021				5,190	10,370	20,740		307,500
	RSU(2)	6/10/2021							10,370	307,500
	2021 Bonus Plan(4)		64,654	323,269	484,903

R. Walker	PSU(1)	6/10/2021				1,770	3,541	7,082		105,000
	RSU(2)	6/10/2021							3,541	105,000
	2021 Bonus Plan(4)		58,140	290,700	436,050

M. Litkovitz	PSU(1)	6/10/2021				1,770	3,541	7,082		105,000
	RSU(2)	6/10/2021							3,541	105,000
	2021 Bonus Plan(4)		48,195	240,975	401,625
(1)	Reflects PSUs granted in June 2021. As described in further detail under “2021 Long-Term Equity Incentive Awards,” the PSUs will vest if the Company achieves specified Adjusted EBITDA less Patient Equipment Capex performance goals over a three-year performance period ending December 31, 2023. Amounts reported in the “Threshold” column assume that 50% of the target performance awards will vest and amounts reported in the “Maximum” column assume that 200% of the target performance awards will vest.
(2)	Reflects RSUs granted in June 2021. The RSUs vest in equal annual installments on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date.
(3)	Amounts shown represent the grant date fair value of the applicable RSUs and PSUs granted during fiscal 2021, each as calculated in accordance with FASB ASC Topic 718, utilizing the assumptions discussed in Note 7 to our audited financial statements included in the Original Report.
(4)	Reflects possible payouts under our 2021 Bonus Plan. See “Compensation Discussion and Analysis—Compensation Elements—Bonuses—Executive Bonus Plan” for a discussion of the 2021 Bonus Plan.
(5)	The first tranche of CFO RSUs vested upon completion of the IPO and the second tranche vested during the three months ended September 30, 2021 and were both settled in cash for $3,125,130. The third tranche vested in the three months ended March 31, 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021

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

Chief Financial Officer RSU Award. In 2018, our Board of Directors determined it was appropriate to enter into a letter agreement with Ms. Morris that provides for an additional long-term equity incentive award in the form of restricted stock units (“RSUs”) upon the occurrence of an initial public offering or in connection with a change of control. Accordingly, pursuant to the terms of the letter agreement, as amended from time to time, immediately prior to the closing of our IPO, Ms. Morris was granted 159,976 RSUs. The RSUs were granted under our Omnibus Incentive Plan. 50% of the RSUs (rounded down to the nearest whole share) vested upon the closing of the IPO (the “Tranche I RSUs”). The remaining RSUs vested as follows:

●	25% of the then-outstanding RSUs (rounded down to the nearest whole share) vested six months following the closing of our IPO; and
●	the remaining then-outstanding RSUs vested on the first anniversary following the closing of our IPO.

In the event of Ms. Morris’ termination of employment as a result of her death, by the Company without “cause” (as defined in her executive severance agreement) or by Ms. Morris for “good reason” (as defined in her executive severance agreement, except that “good reason” will not include a relocation of her current office location), all of the then-outstanding RSUs will immediately vest. If her employment is terminated for any other reason, all of the then-outstanding unvested RSUs will be immediately forfeited. The RSUs will be settled in either cash or shares of our common stock at Ms. Morris’ election. Ms. Morris elected to have the first two tranches of RSUs settled in cash and the Company delivered such cash payments in 2021. In the event that Ms. Morris elects for the remaining RSUs to be settled in cash, the Company will deliver the cash in respect of the remaining RSUs upon the applicable vesting dates. In the event Ms. Morris elects for the remaining RSUs to be settled in shares of common stock, shares of common stock underlying vested RSUs will be delivered as soon as reasonably practicable.

Outstanding Equity Awards at 2021 Fiscal-Year End

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2021.

		Option Awards					Stock Awards
													Equity
											Equity		incentive plan
											incentive plan		awards:
											awards:		Market or
			Number of	Number of			Number of				Number of		payout
			securities	securities			shares or		Market value		unearned		value of
			underlying	underlying	Option		units of		of shares or		shares of units		shares of units
		Time-	unexercised	unexercised	Exercise	Option	stock that		units of stock		or other rights		or other rights
	Grant	Vesting	options (#)	options (#)	Price	Expiration	have not		that have not		that have		that have
Name	Date	Start Date	exercisable(1)	unexercisable(1)	($)(2)	Date	vested (#)		vested ($)(2)		not vested (#)		not vested ($)(2)
D. Starck	6/5/2015	5/21/2015	260,813		$8.28	6/5/2025			$				$
	6/5/2015	5/21/2015	65,191		$4.67	6/5/2025			$				$
	3/9/2017	3/1/2017	67,572		$8.28	3/9/2027			$				$
	3/9/2017	3/1/2017	45,035		$4.67	3/9/2027			$				$
	3/9/2017	3/1/2017	30,024	7,489	$2.07	3/9/2027			$				$
	10/8/2019	8/15/2019	30,618		$8.28	10/8/2029			$				$
	10/8/2019	8/15/2019	24,490	67,347	$5.33	10/8/2029			$				$
	5/12/2020	5/12/2020	36,735	85,714	$5.33	5/12/2030	18,091	(3)		$589,767			$
	12/31/2019	12/31/2019					18,091	(3)		$589,767			$
	6/10/2021	6/10/2021					27,403	(4)		$893,338	54,806	(5)	$1,786,676

D. Morris	2/20/2015	1/1/2014	35,392		$8.28	2/20/2025			$				$
	6/5/2015	5/21/2015	43,486		$8.28	6/5/2025			$				$
	6/5/2015	5/21/2015	10,859		$4.67	6/5/2025			$				$
	3/9/2017	3/1/2017	67,573		$8.28	3/9/2027			$				$
	3/9/2017	3/1/2017	45,034		$4.67	3/9/2027			$				$
	3/9/2017	3/1/2017	30,024	7,489	$2.07	3/9/2027			$				$
	10/8/2019	8/15/2019	15,310		$8.28	10/8/2029			$				$
	10/8/2019	8/15/2019	12,245	33,673	$5.33	10/8/2029			$				$
	5/12/2020	5/12/2020	18,357	42,832	$5.33	5/12/2030	9,045	(3)		$294,867			$
	2/11/2021	2/11/2021					39,994			$1,303,804			$
	12/31/2019	12/31/2019					9,045	(3)		$294,867			$
	6/10/2021	6/10/2021					12,015	(4)		$391,689	24,030	(5)	$783,378

M. Hicks	6/10/2021	6/10/2021					10,370	(4)		$338,062	20,740	(5)	$676,124

R. Walker	2/20/2015	1/1/2014	17,714		$8.28	2/20/2025			$				$
	6/5/2015	5/21/2015	8,697		$8.28	6/5/2025			$				$
	6/5/2015	5/21/2015	2,164		$4.67	6/5/2025			$				$
	3/9/2017	3/1/2017	67,573		$8.28	3/9/2027			$				$
	3/9/2017	3/1/2017	45,035		$4.67	3/9/2027			$				$
	3/9/2017	3/1/2017	30,024	7,489	$2.07	3/9/2027			$				$
	10/8/2019	8/15/2019	5,751		$8.28	10/8/2029			$				$
	10/8/2019	8/15/2019	4,600	12,649	$5.33	10/8/2029			$				$
	5/12/2020	5/12/2020	6,900	16,099	$5.33	5/12/2030	6,784	(3)		$221,158			$
	12/31/2019	12/31/2019					6,784	(3)		$221,158			$
	6/10/2021	6/10/2021					3,541	(4)		$115,437	7,082	(5)	$230,873

M. Litkovitz	2/20/2015	1/1/2014	38,942		$8.28	2/20/2025			$				$
	6/5/2015	5/21/2015	8,697		$8.28	6/5/2025			$				$
	6/5/2015	5/21/2015	2,164		$4.67	6/5/2025			$				$
	3/9/2017	3/1/2017	16,889		$8.28	3/9/2027			$				$
	3/9/2017	3/1/2017	11,250		$4.67	3/9/2027			$				$
	3/9/2017	3/1/2017	7,504	1,869	$2.07	3/9/2027			$				$
	10/8/2019	8/15/2019	5,751		$8.28	10/8/2029			$				$
	10/8/2019	8/15/2019	4,600	12,649	$5.33	10/8/2029			$				$
	5/12/2020	5/12/2020	6,900	16,099	$5.33	5/12/2030	6,784	(3)		$221,158			$
	12/31/2019	12/31/2019					6,784	(3)		$221,158			$
	6/10/2021	6/10/2021					3,541	(4)		$115,437	7,082	(5)	$230,873
(1)	Reflects time-vesting SARs that vest 20% on the first anniversary of the vesting start date, and then in increments equal to 5% of the initial grant on the last day of each succeeding three-month period thereafter for four years.

(2)	Amounts reported are based on the closing price of our common stock on the Nasdaq as of December 31, 2021 ($32.60) less the strike price when granted multiplied by the number of outstanding shares.
(3)	The number and market value of LTIP awards reported reflect maximum achievement based on the Company’s above target-level performance as of December 31, 2021. The actual number of units for the LTIP awards granted in 2020 that will be distributed is not yet determinable. As of December 31, 2021, vesting of the LTIP awards granted in 2019 remained subject to the participant’s continued employment of the payment date of the award, which occurred in March 2022.
(4)	Reflects RSUs, which vest in three equal annual installments beginning on June 10, 2022, subject to the officer’s continued employment on the applicable vesting date.
(5)	Reflects PSUs, which vest if the Company achieves specified Adjusted EBITDA less Patient Equipment Capex performance goals over a three-year performance period ending December 31, 2023. The number and market value of PSUs reported reflect maximum achievement based on the Company’s above target-level performance as of December 31, 2021. The actual number of units that will be distributed is not yet determinable.

Option Exercises and Stock Vested in 2021

The following table provides information regarding the number of equity units that vested for our named executive officers during 2021.

	Option Awards		Stock Awards
	# of Shares	Value	# of Shares
	Acquired on	Realized on	or Units	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(1)
D. Starck	—	—	—	—
D. Morris	—	—	119,982	3,125,130
M. Hicks	—	—	—	—
R. Walker	—	—	—	—
M. Litkovitz	—	—	—	—
(1)	Represents the vesting of CFO RSUs which were settled through the payment of cash amount equal to the value of the shares of Apria common stock underlying such RSUs on the vesting date.

Pension Benefits for 2021

We do not offer pension benefits to our named executive officers.

Nonqualified Deferred Compensation for 2021

The following table provides information regarding activity in our nonqualified deferred compensation plan for the named executive officers during 2021.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals /	Balance at
	in Last FY(1)	in last FY(2)	Last FY	Distributions	Last FYE (4)
Name	($)	($)	($)(3)	($)	($)
D. Starck	62,652	25,061	3,763	—	87,712
D. Morris	18,038	18,038	15,573	—	523,643
M. Hicks	—	—	—	—	—
R. Walker	—	—	—	—	—
M. Litkovitz	43,928	12,852	9,372	—	137,853
(1)	With respect to Mr. Starck and Ms. Morris, the amounts in the “Executive Contributions in Last FY” column were reported in the Summary Compensation Table above in the Salary column for each officer. With respect to Mr. Litkovitz, $16,065 and $27,863 of the amounts in the “Executive Contributions in Last FY” column were reported in the Summary Compensation Table above in the Salary and Non-Equity Incentive Plan Compensation columns, respectively.
(2)	This column contains matching contributions by us with respect to the last fiscal year under our nonqualified deferred compensation plan and were reported in the Summary Compensation Table in the All Other Compensation column.
(3)	Because amounts included in this column do not include above-market or preferential earnings, none of these amounts are included under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.
(4)	The following amounts reported in the “Aggregate Balance at Last Fiscal Year End” column were reported as compensation in the Summary Compensation Table for fiscal 2019 and 2020: Ms. Morris $328,564 and Mr. Litkovitz $56,228.

Under our nonqualified deferred compensation plan, the participants may defer up to 50% of their salary, up to 75% of their annual bonus and 100% of their annual 401(k) savings plan refund offset amount, the latter of which is an amount equal to their refund (if any) from our 401(k) savings plan. Returns on deferrals in an individual’s account under the nonqualified deferred compensation plan are credited or debited based on the performance of hypothetical measurement funds selected by the individual, which selection can be changed not less frequently than monthly, from a menu of options offered in connection with the plan. The hypothetical measurement funds that may be selected by the individual mirror the investment alternatives available in our 401(k) savings plan. In 2021, the Company matched 100% of participant contributions to the nonqualified deferred compensation plan up to 4% of the participant’s salary. Participants are 100% vested in matching contributions if they remain employed at the end of the applicable year.

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

Potential Payments Upon Termination or Change-in-Control

The following table describes the potential payments and benefits that would have been payable to our named executive officers under existing plans and contractual arrangements assuming (1) a termination of employment and (2) a change of control occurred on December 31, 2021.

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

	D. Starck	D. Morris	M. Hicks	R. Walker	M. Litkovitz
Termination	($)	($)	($)	($)	($)
Termination—Without Cause or With Good Reason
Cash Severance Payments(1)	2,375,789	1,047,425	820,000	677,795	321,300
Health Plan Continuation(2)	50,267	15,417	25,134	25,134	15,417
Total	2,426,056	1,062,842	845,134	702,929	336,717
Change-in-Control—Without Termination
Acceleration of SARs(3)	4,449,076	2,361,394	—	1,059,060	852,613
Acceleration of Stock Awards(4)	2,680,013	2,478,871	1,014,186	346,310	346,310
Acceleration of 2019 LTIP(5)	169,603	84,797	—	63,600	63,600
Total	7,298,692	4,925,062	1,014,186	1,468,970	1,262,523
Change-in-Control—With Termination—Without Cause or With Good Reason
Cash Severance Payments(1)	3,575,000	1,900,000	1,640,000	1,162,800	1,124,550
Health Continuation(2)	50,267	23,126	37,700	37,700	23,126
Acceleration of SARs(3)	4,449,076	2,361,394	—	1,059,060	852,613
Acceleration of Stock Awards(4)	2,680,013	2,478,871	1,014,186	346,310	346,310
Acceleration of 2019 LTIP(5)	169,603	84,797	—	63,600	63,600
Total	10,923,959	6,848,188	2,691,886	2,669,470	2,410,199
(1)	Cash severance payment includes the following:
●	Mr. Starck—two times the sum of (1) his annual base salary rate ($650,000) and (2) the average of his two most annual cash incentive awards ($1,075,789);
●	Ms. Morris—one times the sum of (1) her annual base salary rate ($475,000) and (2) the average of her two most annual cash incentive awards ($572,425);
●	Mr. Hicks—one times the sum of his annual base salary rate ($410,000) and (2) the average of his two most annual cash incentive awards ($410,000);
●	Mr. Walker—one times the sum of (1) his annual base salary rate ($290,700) and (2) the average of his two most annual cash incentive awards ($387,095); and
●	Mr. Litkovitz—one times the sum of his annual base salary rate ($321,300). However, under a termination without cause or with good reason, Mr. Litkovitz will receive (1) two times the sum of his annual base salary rate ($321,300).
(2)	Reflects the cost of providing the named executive officer with continued medical, dental and vision insurance under COBRA for a period of 24 months for Mr. Starck and for a period of twelve months for Ms. Morris and Messrs. Walker, Hicks and Litkovitz, assuming 2022 rates.
(3)	Upon a change in control during the executive’s continued employment, all unvested SARs will become fully vested. The amounts reported reflect this “spread” value, if any, for the unvested SARs, in each case representing the difference between the closing price of our common stock on the Nasdaq as of December 31, 2021 ($32.60) and the applicable exercise price, and includes the applicable cash payments associated with the 2020 Dividend that become payable upon vesting of the unvested SARs.
(4)	Upon a change in control during the executive’s continued employment, all outstanding RSUs and PSUs will become fully vested. The amounts reported reflect shares based on the closing price of our common stock on the Nasdaq as of December 31, 2021 ($32.60) multiplied by the number of outstanding shares.
(5)	The amounts reported reflect accelerated cash payments that would have become payable in connection with a change in control with respect to the vested portion of the 2019 LTIP awards assuming maximum achievement of the cumulative free cash flow goals through December 31, 2020.

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

Ms. Morris and Messrs. Hicks, Walker and Litkovitz. Pursuant to the terms of their respective executive severance agreements with us, either party may terminate the named executive officer’s employment at any time. If the named executive officer’s employment is terminated by us without “cause” (as defined in the executive severance agreement) or with “good reason” (as defined in the executive severance agreement) by the named executive officer, then the terminating party must give the other party at least 30 days advance written notice.

If the named executive officer’s employment is terminated by us without cause or terminated with good reason by the named executive officer, the named executive officer will be entitled to receive a severance payment equal in the aggregate to the sum of:

●	the executive’s annual base salary at the rate in effect at the time of termination;
●	the average of the executive’s two most recent annual bonuses, if any, received prior to termination (other than for Mr. Litkovitz); and
●	an amount equal to the annual cost of providing the executive with a continuation of medical, dental and vision insurance under COBRA.

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

Long-Term Incentive Awards.

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

Merger Agreement with Owens & Minor Inc.

As previously disclosed, on January 7, 2022, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Owens & Minor, Inc. (“Owens & Minor”), and StoneOak Merger Sub Inc., an indirect, wholly owned subsidiary of Owens & Minor (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the “Merger”) with the Company surviving the Merger as an indirect, wholly owned subsidiary of Owens & Minor. The Merger Agreement provides for certain severance and other benefits to our named executive officers in the event the Merger is consummated. The merger agreement provides that outstanding equity-based awards (collectively, the “Apria equity awards”) under (i) the Apria, Inc. 2021 Omnibus Incentive Plan, effective February 10, 2021, (ii) the Second Amended and Restated Apria, Inc. Long-Term Incentive Plan (2019—2021 With Successive Annual Extension Options), effective February 16, 2021 and (iii) the Apria, Inc. 2015 Stock Plan, effective February 8, 2021, as amended by that certain Omnibus Amendment, dated February 12, 2021, as applicable (collectively, the “Apria stock plans”), will be treated as set forth below.

For further discussion of these severance benefits and the treatment of the Company’s outstanding equity awards in the event the Merger is consummated, see the section titled “Interests of Apria’s Executive Officers and Directors in the Merger” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on February 22, 2022.

Restricted Stock Units. Immediately prior to the effective time, each Apria restricted stock unit granted pursuant to any Apria stock plan (“Apria RSU”), whether vested or unvested, that is outstanding immediately prior to the effective time will be cancelled and will be automatically converted into the right to receive an amount in cash, without interest and subject to deduction for any required withholding under applicable law, from Owens & Minor or the surviving corporation equal to $37.50.

Performance Stock Units. Immediately prior to the effective time, each Apria performance stock unit granted pursuant to any Apria stock plan (“Apria PSU”), whether vested or unvested, that is outstanding immediately prior to the effective time will be cancelled and will be automatically converted into the right to receive an amount in cash, without interest and subject to deduction for any required withholding under applicable law, from Owens & Minor or the surviving corporation equal to $37.50, based on attainment of the applicable performance metrics at the greater of target or actual level of performance as of the closing date, as determined in good faith by the Apria Board or a committee thereof in reasonable consultation with Owens & Minor prior to the effective time.

LTIP Awards. Immediately prior to the effective time, each vested Apria long-term incentive plan award granted pursuant to any Apria stock plan (“Apria LTIP Award”) that is outstanding immediately prior to the effective time (after giving effect to the incremental vesting resulting from the closing, which will be deemed to constitute a “Change of Control” for purposes of such Apria LTIP Award) will be cancelled and will be automatically converted into the right to receive an amount in cash, without interest and subject to deduction for any required withholding under applicable law, from Owens & Minor or the surviving corporation equal to (i) the number of shares of Apria common stock represented by the Apria LTIP Award deemed earned as of immediately prior to the effective time (after giving effect to the incremental vesting resulting from the closing as described above), as determined by the Apria Board or a committee thereof after reasonable consultation with Owens & Minor prior to the effective time multiplied by (ii) $37.50. Any unvested portion of an Apria LTIP Award that is outstanding immediately prior to the effective time after giving effect to the incremental vesting resulting from the closing as described above will be cancelled for no consideration in accordance with the terms of the applicable Apria stock plan.

Stock Appreciation Rights. Immediately prior to the effective time, each Apria stock appreciation right granted pursuant to any Apria stock plan (“Apria SAR”) that is outstanding immediately prior to the effective time, whether vested or unvested, will be cancelled and will be automatically converted into the right to receive an amount in cash, without interest and subject to deduction for any required withholding under applicable law, from Owens & Minor or the surviving corporation equal to the total value of the payout that would have been earned in accordance with the terms of the applicable governing documents (including any previously unpaid dividends or dividend equivalents thereon, in accordance with such governing documents).

Any consideration payable in respect of Apria equity awards will be paid through the payroll systems of the surviving corporation or an affiliate thereof promptly after the effective time but no later than (i) with respect to Apria equity awards other than Apria LTIP Awards, the second payroll date after the effective time and (ii) with respect to Apria LTIP Awards, no later than required under the terms of the applicable governing documents, including the applicable Apria stock plan. Notwithstanding anything herein to the contrary, with respect to any Apria equity award that constitutes nonqualified deferred compensation subject to Section 409A of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and that Apria determines prior to the effective time is not eligible to be terminated in accordance with Treasury Regulation Section 1.409A-3(j)(4)(ix)(B), such payment will be made at the earliest time permitted under the applicable Apria stock plan that will not trigger a tax or penalty under Section 409A of the Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 22, 2022 by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

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

	Common Stock
	Beneficially
	Owned
Name of Beneficial Owner	Number	%
Significant Stockholders:
Apria Holdings LLC(1)	14,187,515	39.7
Alger Associates, Inc.(2)	3,329,125	9.3
Entities affiliated with American Century Investment Management Inc.(3)	2,078,951	5.8
Glazer Capital LLC(4)	2,070,905	5.8
Victory Capital Management Inc.(5)	1,970,603	5.5
Directors and Named Executive Officers:
John G. Figueroa	500,003	1.4
Michael Audet(6)	—	—
Susannah Gray	—	—
Teresa Kline	—	—
John R. Murphy(7)	5,918	*
Norman C. Payson, M.D.(8)	—	—
Devon Rinker(6)	—	—
Neil P. Simpkins(6)	—	—
Lynn Shapiro Snyder(9)	18,288	*
Daniel J. Starck(10)	705,542	1.9
Mike S. Zafirovski	122,775	*
Debra L. Morris(11)	232,347	*
Michael Bryant-Hicks	—	—
Mark E. Litkovitz(12)	88,803	*
Robert P. Walker(13)	166,495	*
Directors and executive officers as a group (17 persons)(14)	1,990,909	5.4
*	Represents less than one percent.
(1)	Reflects shares held directly by Apria Holdings LLC. The controlling member of Apria Holdings LLC is BP Healthcare Holdings LLC. The controlling member of BP Healthcare Holdings LLC is Blackstone Capital Partners V L.P. The general partner of Blackstone Capital Partners V L.P. is Blackstone Management Associates V L.L.C. The sole member of Blackstone Management Associates V L.L.C. is BMA V L.L.C. The managing member of BMA V L.L.C. is Blackstone Holdings III L.P. The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is Blackstone Inc. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds securities as described herein) may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such securities. The address of each of such Blackstone entities and Mr. Schwarzman is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.
(2)	Based solely on information contained in Schedule 13G filed with the SEC on February 14, 2022 by Alger Associates, Inc. As reported in the Schedule 13G, Alger Associates, Inc. has sole voting and dispositive power over the 3,329,125 shares of Apria common stock. The address of Alger Associates, Inc. is 100 Pearl Street, 27th Floor, New York, NY 10004.
(3)	Based solely on information contained in Schedule 13G filed with the SEC on February 4, 2022 by American Century Investment Management, Inc., American Century Companies, Inc. and Stowers Institute for Medical Research (each, a “American Century reporting person”). As reported in the Schedule 13G, each American

Century reporting person has sole voting power over 2,036,435 shares of Apria common stock and sole dispositive power over 2,078,951 shares of Apria’s common stock reported by it. The address of each American Century reporting person is 4500 Main Street, 9th Floor, Kansas City, MO 64111.
(4)	Based solely on information contained in Schedule 13G filed with the SEC on March 10, 2022 by Glazer Capital, LLC. As reported in the Schedule 13G, Glazer Capital LLC has shared voting and dispositive power over 2,070,905 shares of Apria common stock. The address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, NY 10019.
(5)	Based solely on information contained in Schedule 13G filed with the SEC on February 2, 2022 by Victory Capital Management Inc. As reported in the Schedule 13G, Victory Capital Management Inc. has sole voting power over 1,950,393 shares of Apria common stock and sole dispositive power over 1,970,603 shares of Apria’s common stock. The address of Victory Capital Management Inc. is 4900 Tiedeman Rd. 4th Floor, Brooklyn, OH 44144.
(6)	Mr. Audet is an employee of affiliates of Blackstone and is a member of the board of directors of BP Healthcare Holdings LLC (described in footnote (1) above) but disclaims beneficial ownership of shares beneficially owned by Blackstone and its affiliates. Mr. Simpkins is also an executive advisor to affiliates of Blackstone but disclaims beneficial ownership of shares beneficially owned by Blackstone and its affiliates. Mr. Rinker is also an employee of an affiliate of Blackstone but disclaims beneficial ownership of shares beneficially owned by Blackstone and its affiliates. The address for each of Mr. Audet, Mr. Simpkins and Mr. Rinker is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.
(7)	Represents 5,918 shares of common stock that Mr. Murphy has the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.
(8)	Dr. Payson is a member of BP Healthcare Holdings LLC (described in footnote (1) above), but has no individual investment or voting control over the shares beneficially owned by BP Healthcare Holdings LLC. As a member of BP Healthcare Holdings LLC, Dr. Payson has an indirect interest in shares beneficially owned by BP Healthcare Holdings LLC.
(9)	Represents 18,288 shares of common stock that Ms. Snyder has the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.
(10)	Represents (i) 220,448 shares of common stock held by Mr. Starck and (ii) 485,094 shares of common stock that Mr. Starck has the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.
(11)	Represents (i) 4,560 shares of common stock held by Ms. Morris and (ii) 227,787 shares of common stock that Ms. Morris has the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.
(12)	Represents (i) 4,438 shares of common stock held by Mr. Litkovitz and (ii) 84,365 shares of common stock that Mr. Litkovitz has the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.
(13)	Represents (i) 5,132 shares of common stock held by Mr. Walker and (ii) 161,363 shares of common stock that Mr. Walker has the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.
(14)	Includes (i) 1,124,228 shares of common stock directors and executive officers have the right to acquire pursuant to outstanding Apria SARs that may be exercised within 60 days of March 22, 2022.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 regarding the Company’s equity compensation plans. As of December 31, 2021, outstanding equity awards included SARs granted under the Apria Healthcare Group Inc. 2015 Stock Plan (the “2015 Plan”) as described under Item 11―Executive Compensation―Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021―Terms of Outstanding Equity Awards. In connection with the pre-IPO reorganization transactions, the 2015 Plan was assumed by Apria, Inc. and renamed the “Apria, Inc. 2015 Stock Plan” and the outstanding SARs were equitably adjusted to track the shares of Apria, Inc.

common stock. In addition, in connection with our IPO, effective February 8, 2021, we adopted and our shareholders approved our Omnibus Incentive Plan.

Number of
securities remaining
	Number of			available for future
	securities to be			issuance under
	issued upon exercise		Weighted average	equity compensation
	of outstanding		exercise price of	plans (excluding
	options, warrants		outstanding options,	securities reflected
	and rights		warrants and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders:
Omnibus Incentive Plan	610,363	(1)	N/A	3,300,276	(3)
Apria, Inc. 2015 Stock Plan	2,411,914	(2)	$6.17	—	(4)
Total	3,022,277			3,300,276
(1)	Total includes outstanding RSUs and PSUs granted pursuant to the Omnibus Incentive Plan and shares issuable pursuant to the Omnibus Incentive Plan in respect of outstanding 2019 LTIP awards, assuming that the maximum level of performance will be achieved.
(2)	Total includes the number of SARs granted under the Apria, Inc. 2015 Stock Plan that were outstanding as of February 18, 2022. The actual number of shares issued upon exercise of such SARs will be calculated based on the excess of the fair market value of our common stock on the date of exercise and the exercise price of the SARs, less applicable tax withholdings.
(3)	These shares are available for grant as of February 18, 2022 under the Omnibus Incentive Plan pursuant to which we may make various stock-based awards including nonqualified stock options, incentive stock options, SARs, restricted stock, RSUs, and other stock-based or stock-denominated awards with respect to the Company’s common stock.
(4)	No new equity-based awards will be granted under the Apria, Inc. 2015 Stock Plan.

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

Commercial Transactions with Sponsor Portfolio Companies

Our Sponsor and its affiliates have ownership interests in a broad range of companies. We have entered and may in the future enter into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services, including with:

●	In March 2021, the Company began paying Medline Industries LP, a company affiliated with the Sponsor since 2021, for inventory and patient equipment services. The Company paid Medline Industries LP approximately $0.1 million for the year ended December 31, 2021. Amounts included in accounts payable were $0.1 million as of December 31, 2021.
●	In December 1999, the Company entered into an agreement with Change Healthcare, a company affiliated with the Sponsor since 2011, to perform various revenue and payment cycle management functions. The Company paid Change Healthcare approximately $3.4 million for the year ended December 31, 2021. Amounts included in accounts payable were $0.2 million as of December 31, 2021.
●	In May 2018, the Company began paying BREIT Industrial Canyon, a subsidiary of Blackstone Real Estate Income Trust, Inc., which is a non-exchange traded, perpetual life real estate investment trust externally managed by an affiliate of the Sponsor, which had acquired a property for which the Company is in a lease agreement through October 2023. The Company paid BREIT Industrial Canyon approximately $1.2 million for the year ended December 31, 2021. The discounted operating lease liability for the remaining non-cancelable lease term is $1.2 million as of December 31, 2021.

●	In September 2019, the Company entered into an eighty-seven-month agreement with Mphasis, a Company affiliated with the Sponsor since 2016, to perform various technology related services previously performed by another outsource vendor. The Company has the right to terminate for convenience with a minimum three-month notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $1.9 million for services during the three-month cancellation notice period plus termination fees. The Company paid Mphasis approximately $5.9 million for the year ended December 31, 2021. Amounts included in accounts payable were $0.9 million as of December 31, 2021.
●	In December 2019, the Company entered into an agreement with Alight Solutions, a Company affiliated with the Sponsor since 2017, to perform services related to the deployment of a new financial management system. The Company also entered into a three-year post-implementation support contract that is expected to begin in 2022. The Company has the right to terminate for convenience with a minimum thirty-day notice. If the Company terminated the agreement, the required obligation to the vendor would be approximately $0.4 million for termination fees. The Company paid Alight approximately $1.5 million for the year ended December 31, 2021. Amounts included in accounts payable were $0.2 million as of December 31, 2021.

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

Item 14. Principal Accountant’s Fees and Services

The following table sets out the fees payable to our principal accountant, Deloitte & Touche LLP, Costa Mesa, California (PCAOB ID 34), during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Audit fees	$2,579	$2,120
Audit-related fees	—	—
Tax fees	308	53
All other fees	27	2
Total	$2,914	$2,175

Audit fees. This category includes fees associated with our annual audit and the review of our quarterly financial statements, as well as fees incurred in connection with the preparation of the registration statement relating to our IPO.

Audit-related fees. No audit-related fees were incurred.

Tax fees. This category relates to general tax services.

Audit Committee Pre-Approval Policies and Procedures. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. The authority to grant pre-approvals of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting. All of such services and fees were pre-approved during the fiscal years ended December 31, 2020 and 2021.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(a)Financial Statements

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.

(b)Financial Statement Schedules

All schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

(c)Exhibits:

Exhibit Number	Description
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

104*	The cover page from Apria, Inc.’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2022	APRIA, INC.

	By:	/s/ Daniel J. Starck
Name: Daniel J. Starck
Title: Chief Executive Officer